Form 10-K
period 2008-12-31
International Paintball Association, Inc.
filed 2009-07-28
CIK 1446801

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2008

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-53464

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.

             (Exact name of registrant as specified in its charter)


            Colorado                                          20-1207864
----------------------------------                   ------------------------
 State or other jurisdiction of                         I.R.S. Employer
  incorporation or organization                        Identification No.

          501 Trophy Lake Drive, Ste 314, PMB 106,Trophy Club, TX 76262
------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
               --------------------------------------------------
                                 (817) 491-8611

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                        Name of each exchange
                                                       on which registered
----------------------------------               ------------------------
         Not Applicable                                  Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock; no par value
                           --------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                             |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer  [___]          Accelerated filer                  [___]
Non-accelerated filer    [___]          Smaller reporting company          [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


There were 10,249,166 shares outstanding of the registrant's Common Stock as of July 28, 2009.




                                TABLE OF CONTENTS

                                                   PART I
                                                                                                    Page
                                                                                                    ----
ITEM 1                  Business                                                                    1
ITEM 1 A.               Risk Factors                                                                11
ITEM 1 B.               Unresolved Staff Comments                                                   16
ITEM 2                  Properties                                                                  16
ITEM 3                  Legal Proceedings                                                           16
ITEM 4                  Submission of Matters to a Vote of Security Holders                         16

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and      16
ITEM 6                  Selected Financial Data                                                     20
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of  20
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                  24
ITEM 8                  Financial Statements and Supplementary Data                                 24
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial   24
ITEM 9 A.               Controls and Procedures                                                     24
ITEM 9 A(T).            Controls and Procedures                                                     25
ITEM 9B                 Other Information                                                           25

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                     25
ITEM 11                 Executive Compensation                                                      28
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related  31
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence   32
ITEM 14                 Principal Accounting Fees and Services                                      33

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                     34
SIGNATURES                                                                                          35


Note about Forward-Looking Statements

This From 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS
-----------------


General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "International Paintball" or the "Company" are to International Paintball Association, Inc.

HISTORY OF INTERNATIONAL PAINTBALL ASSOCIATION, INC.
----------------------------------------------------

International Paintball Association, Inc., a Colorado corporation, was incorporated in the State of Texas on May 8, 2004 as 4G Paintball, Inc. and was originally based in Dallas, Texas. In September 2008, the Company was re-domiciled in the state of Colorado. The re-domicile was accomplished through the merger of International Paintball Association's wholly-owned subsidiary. The entity has retained the name International Paintball Association, Inc. and is based in Lakewood, Colorado. The Company was formed for the purpose of providing services and products in connection with paintball sport activities. Paintball sport activities are those activities by persons who are using paintball equipment and accessories for entertainment in various interactions with other paintball enthusiasts whether organized formally or in ad hoc activities.

In October 2008, the Company filed with the Securities and Exchange Commission, a registration statement on Form 10 in order to become a 12(g) registered company under the Securities Exchange Act of 1934. The Company classifies itself as a Development Stage Enterprise.

International Paintball's primary activities to date have consisted of organizing the company, conducting an initial round of private financing to obtain "seed" capital and designing a business plan, including interviews with industry participants, visits to paintball facilities, locating website development firms, architectural firm, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment, as well as real estate brokers. The Company has not engaged any of these vendors and does not intend to engage them until additional funds have been raised through offerings of the Company's common stock.

COMPANY OVERVIEW
----------------

The Company has developed a business plan to promote products for paintball activities, which attempts to create, brand identity in paintball sports and creates a sanctioning body for professional, semi-professional and amateur paintball leagues and play. As NASCAR is to stock car racing and the PGA is to Golf, International Paintball intends to attempt to become the sanctioning body of the paintball sport.

The Company means to establish uniform rules of paintball tournament play with standards of facilities, play uniform scoring, safety, a hierarchy of tournaments and a system of ranking players and teams, among other organizational pieces. The Company will draft these rules and standards and require those who affiliate with the organization to abide by these rules and standards. Management believes that it can establish such rules and standards, in a short time period, but it will be up to the public and players as to whether they are accepted as the Sanctioning Body, which could take years. There are no existing sanctioning bodies in paintball sports and there are no professional or semi-professional paintball players or leagues as of this date. The Company's business plan is not contingent upon becoming the sanctioning body. There is no assurance that International Paintball can accomplish the goal of becoming the sanctioning body of paintball play.

The Company intends to create a membership organization, in which paintball enthusiasts can become members and interact with fellow athletes and enthusiasts and have access to products, events and tournaments as part of its marketing plan. International Paintball intends to initially attempt this through the usage of the internet, and by co-marketing with paintball vendors and suppliers through advertising

The primary target market of International Paintball is males ages 13-34. This age group's behavioral attributes are considered unique and tough to address by product marketing groups. The Company believes characteristics of this group, such as, a need for consistent feedback and recognition, safety, instant gratification, technology based social lives and the desire for reality based experiences, are satisfied by the sport of paintball. For example, the generation that grew up on reality television shows and considers the "Survivor" model to be the norm, are thrilled by the adrenaline rush of fast paced, realistic paintball scenario play, where the "last man standing" is the winner. The Company proposed to create a brand that has the life-style qualities of this target market.

The Company's website, www.internationalpaintballassociation.com, is designed to provide membership registration and product sales, generating an initial source of revenue. In the future, the intent is to expand the website with added services that include online league/tournament registration, rules and safety information, realistic game scenarios, forums for competitive banter, forums to share product recommendations, update on paintball news, etc., or to just chat. The concept is that traffic will thus be driven to our IPA online store for gear, accessories, apparel and paint purchases. As visitor volume increases, the Company intends to seek advertising opportunities as another source of revenue.

International Paintball Association's Proposed Lines of Business

There are two major lines of proposed business, the first is product based and the second, acting as a governing body of the paintball sport, involving the provisioning of services to members and affiliated parks and facilities. The product aspect of the model is intended to generate direct revenue, while the services segment may cover its own costs in the near term.

The services segment should allow the Company to build market share and brand recognition, in anticipation of the creation of farm teams that participate in regional tournaments and pro leagues, which would allow for tapping into spectator event generated revenue, as well as media coverage and sponsorships. International Paintball intends to sponsor "Farm Teams" (teams of local paintball players who compete against each other on a local level" in local areas in conjunction with local parks or paintball facilities starting in third quarter 2009 where the brand "IPA" will be used in connection with local businesses as financial sponsors, (generating advertising for the local business) very similar to minor league baseball local teams. This "Farm Team" strategy will be financed as part of the overall strategy, planned in 3rd Quarter 2009.

Product Based Business

Although International Paintball intends to be primarily a service provider, it will also offer products to assist customers in playing the sport. In order to assist in the promotion of the sport we intend to develop a clothing line, to allow paintball enthusiasts a way to help promote the sport as well as show support for the sport. The following products and services will be offered to the public via a website and at events with the goal of generating an additional revenue stream for the Company.

The Company is currently seeking proposed agreement(s) with distributors, whereby it will have access to a complete line of paintball items without physically handling inventory and distribution. In connection with these efforts, the Company has obtained products lists, and order information for product lines in paintball products, which are available wholesale or on a private label basis. International Paintball has not ordered any at this time. There are no assurances that the Company will be successful in these endeavors.

Currently, (the) available product(s) on the Company's website (are from) third party suppliers on an as needed basis, and have no firm long term supply commitments. The Company does not intend to manufacture any products, nor does it ever expect to do so. The product marketing, as planned, includes:

o        Gear, markers (guns), masks, vests, goggles, etc.
o        Consumables, i.e. paint balls themselves
o        Apparel
o        IPA logo items, such as shirts, hats, bags, etc.
o        Gifts and gift cards

Clothing - The Company intends to provide a line of clothing to its customers. International Paintball will not manufacture the clothing it may sell, but intends to offer designs that are produced by a third party manufacturing company. The clothing may be sold through website sales, at tournaments and through wholesalers, with International Paintball promoting the clothing at events and through links on its website.


The clothing will carry the official International Paintball Association, Inc. label and authentication and the clothing's main purpose is to promote paintball as a lifestyle while also giving players a stylish alternative to some more conservative clothing lines available within the market. This clothing line will be offered to customers via website and it will also be sold at the tournament events.


Equipment - Various types of equipment from third parties will also be sold on the website as well. This equipment will include paintballs, masks, markers, and accessories. By doing this, it will illustrate the type of equipment that is expected to be used by players participating within tournaments, leagues and events.

The Company has identified companies to provide product and distribution services on an out-sourced basis. Management seeks an agreement that gives the Company access to a range of paintball related products, will allow it to introduce its own branded products, and to have initial buying power in the market place without the cost of establishing warehouse and distribution facilities. The Company also intends to establish a web affiliate program available to member parks only, that establishes relevant links for web ranking purposes, while driving volume. As visitor volume increases on the website, it is believed advertising opportunities and sponsorships will become another source of revenue.

Planned Services

The "International Paintball Association", a proposed membership association managed by the Company, plans to provide services to its members, as a way to build brand loyalty and establish market share. Memberships in the association will be sold for an annual fee. Free Membership would have no perceived value and therefore will not be offered. Currently, the Company does not providing any tournament or league sanctioning or management. Such activities will commence in the third quarter of 2009, conditioned upon achieving adequate capital for such operations.

Planned Industry Segment Services


         Step-by-Step Players' Guides to IPA Series Paintball Tournaments - These booklets will include calendars of upcoming events to help teams map out what events they will want to participate in, a step-by-step guide on what is needed for all the tournaments, and how to play the different types of tournaments that we plan to will organize. This guide will provide information on different courses that competitions will be help at, as well as information on some of the major professional teams that compete within the Series.


         Operations Manual - This guide will act as an operations manual to enable tournament operators to run our tournaments.


         Event Planning - The Company intends to provide event planning services in a wide range of applications that involve paintball play. Seeking to enhance satisfaction in the areas of appearance, performance, and level of play and will utilize all available resources to ensure that only the highest quality services are delivered.

Planned Player Services:

o    Web store discounts, special pricing on registration

o    Online registration for leagues and tournaments

o    Paintball news updates, skills tips, tactics, scenarios, etc.

o Free logo items i.e. window cling that acts as parking pass, bag tags o Access to forums, chats, rankings

o    Access to web based education, for consistency in skills, signals, etc.

o    IPA player service and regulatory agency for dispute resolution

Planned Member Park Services:

o Professionally created marketing collateral designed/available at volume pricing

o    Plug-in marketing promotion kits designed/available for park implementation

o Member kit: IPA banner, fill-in-the-blank press release, official rules, etc.

o    Use of IPA online registration

o    Volume purchase pricing for pro-shop products

o    Web store affiliate program

o    Centralized IPA Park Directory

o    Regulatory body for leagues and tournaments

o    Co-op advertising and brand sponsorship

One early focus of the Company will be to create and sponsor a sanctioning body of Paintball managed by our company by providing:

o        Tournament and league sanctioning and management
o        Membership administration and management
o        Web Store & merchandising for products and services
o        Marketing and branding services
o        Spectator revenue

Proposed  Web Store & Merchandising Products and Services

International Paintball intends to develop and operate a Web Store for the purpose of selling, under the IPA name, paintball products including:

o        Paintball Guns
o        Accessories
o        Consumables (Paint)
o        Apparel
o        Gifts
o        Other Branded Merchandise

Membership Administration and Management

International Paintball intends to offer different membership and competitor - options ranging from general membership, park and facilities membership up to professional level - membership. These memberships are intended to provide member benefits that are designed to drive brand loyalty to the Company, traffic to the web store and visits to our member parks and facilities.

Planned membership benefits are to include:

     For Individuals:

o     Sense of belonging with peers and with a group of "players"
o     Discounts to park admissions and tournament play
o     Discounts on merchandise
o     Interactive forums, communities to share ideas and connect with others
o     Newsletters and training and tactic material
o     Access to leagues and associated play
o     Ability to track their performance in league play
o     Ability to progress and develop into higher categories of play - turn pro.

     For Parks and Facilities:

o    Access to players in their areas from IPA membership lists

o    Traffic driven to their facility o Market awareness around paintball

o    Discounted merchandise for sale in their pro shops

o    Website affiliate program access, earn on sales directed to IPA site

o    Joint and co-op advertising and marketing opportunities

o    Economies of scale in advertising and marketing

o Park Member kit including, press release template, banners, and marketing collateral

o Scalable Operations Plan centrally developed o Governing Body for dispute resolution and consistent rules

Proposed Marketing Services

Research indicates that the present paintball industry is characterized by over 2,000 fields and facilities that are mostly "mom and pop" operations, which focus on the local market. There were approximately 325 series or league events held in the past year with little centralized coordination. Participants were enticed to events through local marketing efforts and word of mouth. Management believes a paintball sport, "brand" with associated advertising will benefit affiliated parks and facilities through increased player traffic through consistent identity to their locations.

Proposed Tournament and League Sanctioning and Management

The Company test marketed tournament events, in 2005 in the Dallas and Houston, Texas areas with two events, in preparation for larger scale operations. There were approximately 100 attendees at each event. These events were used to test the business concept and to test event structure in preparation for scalable operations.

The first event was unprofitable losing about $6,000. Management learned from that unsuccessful experience and the second event (in Houston, Texas) had $36,000 revenue and approximately $17,000 in profit. The Company has also tested a league system in 2005 in a local paintball facility in Dallas, and was encouraged by the participation by players. It was obvious, after this experience, that more organization over larger geographic area with consistent rule applied would be required in order to have success with the business model.

These experiences have been used to further develop concepts and drafting event rules. Such a foundation is what could make the tournaments and league play more consistent and leads to the scalability of league play. Participants in leagues and tournaments would be required to be members of IPA and the events will be at IPA member facilities. Additional revenue opportunities may exist for the sale of expendable products (paint), event apparel, commemorative items, team uniforms, IPA branded merchandise, and concessions. Tournament and league play provides three key advantages:

o    Drives product sales for IPA branded products;

o    Develops players for higher league, semi-pro and professional teams; and

o Drives traffic to member facilities, as part of the marketing services that IPA is offering.

Organization of Events
----------------------

The intention is to pick quarterly event dates in local areas for local tournaments which will be promoted through advertising in local media, paintball stores, and to the Company's mailing lists of members and enthusiasts. There will be annual regional playoffs for local top competitors. The Company will co-sponsor these events with local paintball facilities and retailers and national merchandisers.

Affiliations with Parks & Facilities

The Company intends to offer affiliation with or association to paintball facilities and local retailers and national merchandisers. By such affiliation, the Company will be able to co-market events at such facilities with the advertising participation of local retailers and national merchandisers to create the market perception of an industry collaborating at supporting the sport.

Plans for owned or Managed Facilities

The Company does not currently have any plans to acquire "owned facilities", nor to manage facilities, as that would require an entirely new management and ownership enterprise.

Spectator Revenue Goal

Spectator revenues are the ultimate goal of the business plan. The International Paintball concept capitalizes on the collection of members competing in leagues and tournaments to build skill and name recognition. The design of the approach builds in essence a "farm" system, developing players who ultimately form teams to compete, first in higher division recreational leagues, then finally in semi-pro and professional leagues. Once professional play is implemented, it is believed that additional revenue opportunities that may be driven by spectators are possible.

The sources of these revenues may include:

o        Admission fees
o        Concessions
o        Commemorative Event Programs, with team bio's, advertising, etc.
o        Product merchandising
o        Television
o        Sponsorship

Events can be held in independent facilities or in our owned or managed facilities in the future. At this time, the Company does not own or operate any facilities.

Planned Tournaments


The tournaments that International Paintball intends to organize have been given the name IPA Tournament Series. This series includes different tournaments that may be schedule all over the states of Texas, California and Florida. There will be three different skill levels that different teams will be able to participate in. These skill levels are as follows:

     Rookie: these are the beginners of the tournament. They have only participated in tournament play for a limited time and are working on gaining critical experience required to compete in the higher skill levels.


     Novice: The players on a novice team have been participating in tournament play for one to three years and are generally better than the rookie players, but do not have the required skill to participate successfully on the pro level.


     Open or Professional: These are players that have been participating in tournament play for over three years and are generally the best players in the game. Many teams play constantly in as many tournaments as possible, no matter where they have to travel.


The price will vary depending on the rental price of the different facilities that will be use, but generally, the price will be $125 for a rookie team, $250 for a novice team, and $300 for a pro team.


Each team will consist of nine players, of which, only seven can play at any one time. Each team in each difficulty level can have two players that are classified in the category higher than theirs. For example, a rookie team can have two novice players on their team and still be considered a rookie team. Any more than two players in a higher difficulty class will force the team to register in the higher difficulty level.


SALES LITERATURE

The Company will use various forms of sales literature to help increase awareness of the tournaments and also to recruit teams of all skill levels. International Paintball will have specialty brochures developed that specifically outline all events that will be organized by the Company and these brochures will be directly mailed out to registered users of the website as well as teams and spectators in the audience who sign up on the mailing list at tournaments. International Paintball will have contact numbers, as well as, information detailed on what future tournaments or products will be available. The Company will also distribute brochures to help in the promotion of the unique and innovative clothing line. In addition, the Company, in the future, will promote events via radio advertising, television spots, cable TV, newspapers, industry publications, public relations and internet via the website as well as electronic mailing to registered players and paintball enthusiasts throughout the entire target market.

COMPETITIVE STRENGTHS

It is believed that the Company will have a competitive edge within the industry in that International Paintball is one of only a few companies whose main focus is on the development and organization of paintball tournament leagues and events. There are several other paintball associations as discussed herein, which might be considered competitive to the Company. We are not aware of any other bodies seeking to become recognized as Paintball's "sanctioning bodies". Many people and organizations organize one or a few paintball tournaments, but not in the type of series setting or on the scale that the Company intends to offer. The planned IPA Tournament Series will seek to pioneer the way paintball players think about tournaments, leagues, and events and will help to develop the sport to become more organized and well known within communities where there is little organization for the sport.

BUSINESS STRATEGY FOR ASSOCIATION BUSINESS

The business strategy is to position the "International Paintball Association" as the official governing body of the sport of paintball. As such, it will not only be the final arbiter in issues involving rules and professional play, but also will be a consolidating influence in a fragmented sport, thus raising the level of spectator participation, sponsorships and media attention. It is hoped to obtain this strategic objective with aggressive membership building campaigns and a family of branded products and services offered to both players and member parks including:

o    Member discounts and website privileges

o    Website social network with inter- team rivalries, and daily posts

o    League and tournament support

o    Member newsletters for scenarios, skills, tactics, league news, etc.

o    Farm team feeder system to paintball professional teams

o    Park member gear discounts and website affiliate program

o    Marketing    materials    generated    centrally    with    economies    of
     scale/professionalism

o Benefit of centrally executed campaigns o Pre-designed local campaigns for member park use

o    Rules and regulations centrally administered Pricing Strategy

The sanctioning body, as conceived by the Company, "The International Paintball Association" is intended to offer high-level tournament play for all skill levels. For this reason, we will seek to price the services appropriately to appeal to the rookie and novice players, but high enough not to repel the pro players that are willing to pay a larger fee to compete in a competitive atmosphere. The Company will look to price its tournament entry fees and product offerings in accordance with current industry standards and market prices.

         Invoice Annual Fees (2 years)                                 $50/yr.
         Competitors Annual Fees up to 5 years
         or until tournament (region) achieves pro                     $150
         Pro (after 5 yrs)                                             $250

The Company will be offering non-IPA logo paintball products at average market price, initially, but have not set such prices except the "Starter Kit" at $285 with a jersey. In cases where IPA bundles products together, it intends to charge a 10-15% premium over items purchased separately, and include a unique IPA item.

Promotion Strategy

Management believes the target market prefers to obtain its information electronically, therefore the promotions strategy will reflect the Company's research in how to communicate to 13-34 year old males. Consequently, the Company's website will become a primary vehicle for product promotions such as up sell, newsletter campaigns, member specials, forum product reviews, viral marketing tactics, etc. In addition, there is a plan to offer member parks use of International Paintball's promotion designs for local implementation, as well as the ability to tap into volume buying power through the affiliate program.

Market share and market presence to build brand identity will be the initial goal. The Company currently has no brand awareness and consequently cannot be considered a "brand". Promotions will be centered on registering members from the targeted geographies. Tactics such as local TV and radio ads, print media, direct mail, public relations, and contests are planned, all driving traffic to the Company's website. Initially, International Paintball plans to offer free, or discounted, park membership to approved facilities who generate a minimum number of members from their existing customers, thus tapping into their customer base, and enlisting the park's help in closing memberships.

Product promotions are planned to these same lists. The International Paintball web store will be dominant in all tactics, to drive visits and conversion to sales. Member parks that join the affiliate program will benefit from inventory and volume buying power, while driving additional page views on the site, and sales conversions. As products becomes a greater revenue contributor to the Company, the intent is to expand into logo items, and then to expand to custom team apparel. These items will be sold at tournaments, on the website, and be worn by International Paintball sponsored players and teams. A detailed promotions plan has been created and will be implemented according to budget.

Sales Strategy

International Paintball's sales strategy will focus upon the brand awareness generated by the marketing tactics mentioned, with limited use of inside sales where appropriate. We currently do not have any brand awareness. Targets generated by market research and made aware of IPA through marketing, may be personally invited to be a participant in an IPA event. Member park targets may be called upon directly by a paintball professional or ex-military sharp shooter, for example, acting on IPA's behalf. IPA intends to hire professional and semi-professional paintball players, and retired police and military, to act in a sales capacity.

COMPETITION

Our "International Paintball Association" is intended to serve the same function in the sport of paintball as NASCAR is to car racing or PGA is to golf.

Competition in the Product Segment

Competition includes companies currently selling paintball gear via e-commerce, in local paintball shops, and big box retail, paintball online forums, existing paintball tournaments and/or leagues, and existing paintball associations. The Company's products will be distinguishable from our competition by the use of the IPA brand and logo.

The competitive manufacturers of gear and distributors operate both from retail outlets and also through the internet. Some of the direct competition to International Paintball Association include: KEE Action Sports, Tippman, Jarden JT Sports, DYE Paintball, ActionVillage.com, NXe, Planeteclipse.com, Procaps, smartparts.com, specialopspaintball.com, and angelpaintballsports.com.

Paintball supplies and gear can also be purchased from such recognized retailers as Sports Authority, Dicks Sporting Goods, Kmart, and Target. We currently are not competing with these retailers because we have not commenced a significant operation.

Competition in the Services Segment

We believe the competitive advantage IPA has is that no other entity in the sport has expanded its role to include the performance of a governing body combined with player and park membership recruitment. Each segment of the industry has successful participants, but none of these have stepped up to the role of branding and consolidating the sport, with centralized economies for members and ecommerce gear sales, and online forum social networking, and farm system for players, combined. IPA intends to recruit members, while highlighting the benefits of membership. Currently Existing Competition Paintball
Associations:

American Paintball Players Association, APPA: An online league and event sign-up system with 50 leagues, and a membership consisting of approximately 45,000 players. While members get an id number, its true purpose is to provide registration for events.

The Paintball Sports Trade Association, PSTA, was established in October 2007. The goal of this association is to "increase awareness, participation and acceptance of Paintball all over the world". (PSTA website home page May 2008 www.paintball.org) While the PSTA has "members", the list includes gear vendors and tournaments. Their website provides safety and player "getting started" information, as well as resources to start a paintball business. PSTA is currently a business "trade association" and does not appear to be planning to recruit parks and players as members, or to provide centralized economies of scale in gear purchases and marketing to parks. With its member list however, PSTA has the endorsement of some important industry players and therefore poses a competitive threat to IPA.

There  are  several  existing  online  forums  such  as,  Warpig.com,  PBNation,
Paintballforum.com,      pbcentral.com,     pbstar.com,     pbreview.com     and
specialopspaintball.com.

Existing Tournaments include: NPPL, NXL, World Cup, Spyder Cup, Millenium Series in Europe, XPSL League

Employees

As of December 31, 2008, International Paintball Association had no full time employees. The officers and directors currently provide certain services dedicated to current corporate and business development activities on an as needed part-time basis. Officers currently serve up to 20 hours per week.

ITEM 1A.  RISK FACTORS
----------------------


                          GENERAL BUSINESS RISK FACTORS

WE ARE A DEVELOPMENT STAGE BUSINESS WHICH IS HIGHLY RISKY

International Paintball Association, Inc., through its predecessor, commenced operations in 2004 and is organized as a corporation under the laws of the State of Colorado. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There is a possibility that we could sustain losses in the future. There can be no assurances that we will ever operate profitably.

WE WILL DEPEND ON MANAGEMENT, AND IF WE LOSE MANAGEMENT, OUR COMPANY MAY BE AT RISK IF WE CANNOT REPLACE THEM.

Our business will be significantly dependent on International Paintball Association's management team. Our success will be particularly dependent upon President and CEO Joy Gibbons, Ms. Gibbons will rely on the active support of her leadership team: David Martinez, our COO and Jeff Huitt our CFO. The loss of any one of these individuals could have a material adverse effect on our Company. Management is not working full time for us and each devotes about twenty hours per week to our operations.

OUR AUDITORS HAVE ISSUED A "GOING CONCERN" OPINION WHICH IS CAUTIONARY TO POTENTIAL SHAREHOLDERS.

In our most recent audit our auditors expressed an opinion commonly called the "Going Concern Opinion", in which the auditors indicate substantial doubt that our company can continue due to lack of capital and revenues. This should indicate to potential investors that business could fail in its current condition.

WE HAVE INCURRED NET LOSSES AND MAY NEVER OPERATE PROFITABLY

Our shareholder may be at risk of our business failing because, since inception we have had net losses totaling $1,892,104. During the year ended December 31, 2008, we recognized a net loss of $310,999. There is no assurance we will ever operate profitably and continued net losses would eventually cause us to cease business.

WE ARE A PUBLIC COMPANY WITH SIGNIFICANT ANNUAL EXPENSES TO MAINTAIN THE PUBLIC SEC REPORTING STATUS OF THE COMPANY.

The annual expenses of legal accounting and audits for an SEC Reporting company are significant and such expenses may erode or eliminate the profits, if any ever are generated, which could jeopardize any investment in the company. WE MAY BE EXPOSED TO RISKS OF BORROWING, DUE TO WHICH, IF SECURED BY ASSETS, IN EVENT OF DEFAULT WE COULD LOSE OR ASSETS.

We have incurred indebtedness, totaling $660,576 at December 31, 2008 and a portion of our cash flow will have to be dedicated to the payment of principal and interest on such indebtedness, also typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement or any of our existing indebtedness could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of shareholders of our Company. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, operating results or financial condition.

WE HAVE ALL OF THE RISK OF NEW UNTESTED VENTURE, AND INVESTORS COULD LOSE THEIR INVESTMENT AS A RESULT OF ANY OF SUCH RISKS.

We are a development stage business. We have a limited history of operation and no history of earnings. As a new development stage business, we will be subject to all of the difficulties associated with establishing a new business enterprise, including the following: hiring and retaining skilled employees or contractors; licensing, permitting, and operating problems; competing with established operators; and implementing the business infrastructure and support systems to effectively carryout the business plan.

WE ARE SUBJECT TO GENERAL ECONOMIC CONDITIONS WHICH, AS THEY ARE TURNING DOWNWARD, COULD MAKE OUR VENTURE LESS LIKELY TO SUCCEED

The financial success of our Company may be sensitive to adverse changes in general economic conditions in the United States and the Western US, such as recession, inflation, unemployment, and interest rates. Such changing conditions could reduce demand in the marketplace for the paintball industry which is our business. Management believes that the services developed by us can develop value long term. Nevertheless, we have no control over these changes.

WE WILL CONTINUE TO HAVE A NEED FOR ADDITIONAL FINANCING, AND WITHOUT ADEQUATE FINANCING TO CARRY OUT OUR BUSINESS PLAN, WE COULD FAIL.

We have very limited funds and such funds will not be adequate to carry out the business plan without borrowing significant funds. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with its modest capital.

WE HAVE NO REVENUE HISTORY, AND INVESTORS HAVE NO WAY TO GAUGE THE BUSINESS BASED UPON HISTORY OF REVENUE

We were incorporated under the laws of the State of Texas in 2004 and redomiciled to Colorado in 2008. We were organized for the purpose of organizing the emerging sport of Paintball into league and tournament play and positioning ourselves as managing the governing body of the sport. We have not earned significant revenues from our limited operations. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

WE CAN OFFER NO ASSURANCE OF SUCCESS OR PROFITABILITY, AND INVESTORS WILL HAVE A HIGH RISK OF LOSS

There is no assurance that we will ever operate profitably. There is no assurance that it will generate revenues or profits, or that the value of our shares will be increased thereby.

                    RISK FACTORS RELATING TO THE COMMON STOCK

OUR STOCK IS A HIGHLY SPECULATIVE INVESTMENT

Due to the highly speculative nature of our business, Investors should not invest unless they can financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

INVESTORS SHOULD BE AWARE THAT REGULATION OF PENNY STOCKS MAY CREATE A LIQUIDITY CHALLENGE FOR OUR STOCK

Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the our securities.

WE ARE NOT REGISTERED IN STATES UNDER BLUE SKY LAWS, WHICH MAY MAKE OUR STOCK UNMARKETABLE

Because the securities registered hereunder have not been registered for resale under the blue sky laws of all states, the holders of such shares and persons who desire to purchase them in any trading market, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities in any particular state. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

WE DON'T BELIEVE DIVIDENDS WILL BE PAID ON OUR STOCK WHICH MAKES VALUE OF THE STOCK TOTALLY SPECULATIVE AND THE INVESTOR CAN HAVE NO MEASURE OF VALUE BASED UPON DIVIDENDS

We have has not paid dividends on our Common Stock and do not anticipate paying such dividends in the foreseeable future. We would use our profits, if any, to build our business.

WE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY, AND WE HAVE NO REVENUE HISTORY TO SHOW VALUES OR SUCCESS.

There is no-assurance that we will develop our business to profitability. Even if the Company executes on our business plan, there is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

WE MAY PLACE INVESTORS AT RISK DUE TO A LACK OF DIVERSIFICATION

Because of the limited financial-resources that we have, it is unlikely that we will be able to diversify its acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

On October 16, 2008, the Company filed a Registration Statement on Form 10-12g with the Securities and Exchange Commission (SEC). On April 7, 2009, the Company filed amendment number 1 to the Registration Statement. On May 4, 2009, the Company received a comment letter from the SEC regarding the amendment and is in the process of responding to such comments.

ITEM 2.  PROPERTIES
-------------------

Our principal mailing address is 501 Trophy Lake Drive, Ste 314, PMB 106 Trophy Club, TX 76262, and the telephone number is (817) 491-8611; and the facsimile number is (817)-491-4955. Effective June 1, 2008, the Company does not currently pay monthly rent for the use of this mailing address or other offices. We will office out of the homes of its executive officers until additional capital is raised. We do not own any real estate, trademarks or patents.

Prior to June 1, 2008, JH Brech, a related party, charged the company $800 a month plus office related expenses. These expenses are included in accrued expenses payable to related parties.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

International Paintball anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and International Paintball cannot assure that their ultimate disposition will not have a materially adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

There is no public trading market for the common stock.

Holders

There are approximately 97 holders of record of our common stock as of December 31, 2008.

Dividend Policy

Holders of International Paintball's common stock are entitled to receive such dividends as may be declared by International Paintball's board of directors. The Company has not declared or paid any dividends on its common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

During the years ended December 31, 2008 and 2007, the Company made the following sales of its unregistered securities.


---------------------------- -------------------------- ------------------------- ----------------
Name                                   Date                   No of Shares          Price/Share
---------------------------- -------------------------- ------------------------- ----------------

---------------------------- -------------------------- ------------------------- ---------------
S. Fitzgerald                         1/22/07                    2,500                      0.01
---------------------------- -------------------------- ------------------------- ---------------
J. Webb                              11/30/07                    5,000                      0.01
---------------------------- -------------------------- ------------------------- ---------------
B. Stern                              1/22/07                    2,500                      0.01
---------------------------- -------------------------- ------------------------- ---------------
A. Savant                             6/9/06                     50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------

---------------------------- -------------------------- ------------------------- ---------------
J. Simpson                            1/8/07                    100,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
S. Greer                              1/8/07                     10,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
Running of the Bulls, Inc.            1/12/07                   100,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
K. Tindle                             1/8/07                     50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
R. Haas                               1/8/07                     50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
M. Margolis                           1/12/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
C. Childers                           1/8/07                     7,500                      0.01
---------------------------- -------------------------- ------------------------- ---------------
D. Miller                             1/8/07                     2,500                      0.01
---------------------------- -------------------------- ------------------------- ---------------
PAMF Investment Club                  1/8/07                     5,000                      0.01
---------------------------- -------------------------- ------------------------- ---------------
D. Parra                              1/12/07                    10,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
E. Parra                              1/12/07                    30,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
A. Savant                             1/8/07                     25,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
K. Bleicken                           1/12/07                    15,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
T. Napolitano                         1/8/07                     50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
W. Bader                              1/22/07                    25,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
S. Kozachenko                         1/22/07                    20,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
J. Vandeman                           1/22/07                    10,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
R. Vandeman                           1/22/07                    5,000                      0.01
---------------------------- -------------------------- ------------------------- ---------------
C. Callahan                           1/22/07                    20,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------

                                       17





---------------------------- -------------------------- ------------------------- ---------------
R. Phifer                             1/25/07                   150,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
D. Bennett                            2/5/07                     10,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
T. Burns                              1/25/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
A. Grifka                             1/25/07                    30,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
J. Harrison                           2/5/07                     10,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
M. Margolis                           2/14/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
D. Daragan                            2/14/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
K. Tindle                             2/14/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
K. Degarmo                            2/23/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
W. Bader                              3/13/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
J. Colina                             2/20/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
M. Huddleston                         2/20/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
E. Shuey                              2/20/07                   190,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
R. Uttamchandani                      2/23/07                    10,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
E. Parra                              2/23/07                    10,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
L. Cheshire/Johnson                   3/13/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
R. Lewis                              3/13/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
G & E Group, Inc                      3/13/07                    50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
N. Greggains                          4/3/07                     40,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
M. Altman                             4/3/07                     10,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
D. Daragan                            4/4/07                     50,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------
A. Garnett                            4/4/07                    100,000                     0.01
---------------------------- -------------------------- ------------------------- ---------------

Sales and issuances by Company of the unregistered securities listed above were made by the Company in reliance upon Rule 506 of Regulation D to the individuals listed above. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.(Comment #46) Each purchaser made written representation under Rule 506 of Regulation D, including net worth and sophistication. The Company required written representation that each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment, and the issuer reasonably believed (based on written representations) immediately prior to making any sale that the purchaser came within this description.






---------------------------- -------------------------- ----------------- ------------------ ---------------
                                                                             # of Shares       Price Per
Name                               Consideration              Date                               Share
---------------------------- -------------------------- ----------------- ------------------ ---------------

---------------------------- -------------------------- ----------------- ------------------ ---------------
K. Szczech                           Services               4/12/07            20,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
R. Schrunk                           Services                4/4/07            25,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
B. Webb                              Services                4/4/07            100,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
Business Financial                   Services               4/10/07            100,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
Cooper Business Solutions,           Services               4/23/07            50,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
K. Szczech                           Services                5/3/07            40,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
JKJB LLC                             Services               9/24/07            100,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
M. Goldman                           Services               10/18/07           50,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
D. D'Alessandro                      Services               11/9/07            100,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
R. Peppe                             Services               12/13/07           180,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
T. Dameron                           Services               12/13/07           10,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
---------------------------- -------------------------- ----------------- ------------------ ---------------
M. Armstrong                         Services               2/25/08            150,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
J. Compton                           Services               2/15/08            25,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
J. Gibbons                           Services               2/15/08            125,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
R. Green                             Services               2/15/08            25,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
Huitt Consulting LLC                 Services                2/1/08            300,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
D. Martinez                            Cash                 2/15/08            100,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
Orion Consulting LLC                   Cash                 2/15/08            50,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
B. Webb                              Services               2/15/08            100,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
W. Whiting                           Services               2/15/08            25,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
Orion Consulting LLC                   Cash                 3/17/08            50,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
Orion Consulting LLC                   Cash                  4/2/08            15,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
Orion Consulting LLC                   Cash                 4/15/08            30,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
G. Fry                               Services               4/22/08            150,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
D. Bennett                             Cash                 5/28/08            10,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
Orion Consulting LLC                 Services               5/20/08            15,000                  0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
R. Fodor                             Services               5/22/08            400,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
Steve Henson                  Consideration for loan        11/20/08           200,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------
Michael A. Littman                   Services               8/27/08            150,000                 0.01
---------------------------- -------------------------- ----------------- ------------------ ---------------

All of the sales by Company of the unregistered securities listed immediately above were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

International Paintball did not repurchase any shares of its common stock during the year ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

PLAN OF OPERATIONS

We intend to raise $1,000,000 in a private placement to finance the following twelve months of operations. There is no assurance that we will be able to achieve a $1,000,000 private placement in 2009, especially considering the current economic turmoil in world and US markets. Our operating budget, should we raise the capital is:


------------------------------------------------------------------ ------------------------------------------
Enhanced Web Site Development and Operations                                                         $50,000
------------------------------------------------------------------ ------------------------------------------
Conference and Travel                                                                                 25,000
------------------------------------------------------------------ ------------------------------------------
Legal and Accounting                                                                                  65,000
------------------------------------------------------------------ ------------------------------------------
Branding, Marketing and Advertising                                                                  350,000
------------------------------------------------------------------ ------------------------------------------
General & Administrative Expenses                                                                    150,000
------------------------------------------------------------------ ------------------------------------------
Rent and Facilities Expense                                                                           45,000
------------------------------------------------------------------ ------------------------------------------
Insurance and Risk Management                                                                         50,000
------------------------------------------------------------------ ------------------------------------------
Working Capital and Tournament Operations                                                            265,000
------------------------------------------------------------------ ------------------------------------------
Total                                                                                             $1,000,000
------------------------------------------------------------------ ------------------------------------------

In the event that we are unable to achieve the placement of $1,000,000 we will reduce our budget categories pro rata.

During the first and second quarters of 2008, we used existing management resources to structure a marketing plan and complete brand strategy. A hierarchical family of brands under the IPA umbrella has been planned with the specific attributes of the "Generation Y" (ages 14-34) target market as the design point. Using the International Paintball Association, Inc. as a springboard, we have designed a membership campaign, identifying key targeted member parks by geographic area, and initial player target lists. Geographies include; Texas, Oklahoma, Florida, Georgia and the Carolinas.

We have identified the Website design and vendors, and are staged for next steps of Non-Disclosure Agreements and specific design, as funding becomes available. Collateral marketing material outlines, press kit contents, value-add campaigns for parks, e-marketing and viral tactics identified, in addition to the initial promotional structure, all to be taken to final design implementation steps as funding allows (initially within "Operations" line item above).

In the Third Quarter of 2008, we developed a first phase website. This site will be a basis for future growth and establishes the initial relationship with the IPA brand. Our website includes the ability to allow member registration and fee collection, for both Parks and Individuals. Member forums, video updates, starter kit, league registration, and IPA contact information are also included. We are now focused on bringing traffic to IPA's newly published website, signing up members and offering the retail product line planned to be offered through the website. The expansion of product lines may require physical facilities to distribute the products or partner with other distributors. Marketing and branding of the products and services of the company will be expanded using the data bases of both players and parks that will be established and populated from increased traffic to the web site. Online safety forms and tournament rules will be branded and made available to parks and players as the starting point for organized tournament and league play.

We plan to further market and advertise to drive additional traffic to the web site in the first and second quarter of 2009. This effort will be designed to grow revenue for the sales of products, market the service aspect of the business model to parks and to implement, selected and targeted tournament events.

The target market that our business plan addresses requires the continual enhancement and development of our Website to meet their changing expectations. The website upgrades will be developed in the Second Quarter of 2009 with more socializing, scoring news, community, blogging and other functionality. Product mix will be adjusted and enhanced, perhaps with IPA branded products as appropriate. The marketing efforts will be focused on continuing to build traffic to the website and to enhance the web-affiliate parks program.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. As our operations expand, our need for additional financing is likely to increase substantially. No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred. There is no guarantee that we will be able to obtain any additional financing.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

Results of Operations for Years Ended December 31, 2008 and 2007

During the years ended December 31, 2008 and 2007, we did not recognize any revenue. We are a development stage company and are pre-revenue.

During the year ended December 31, 2008, we incurred total operating expenses of $159,605 compared to $266,777 for the year ending December 31, 2007. The decrease of $107,172 is a result of a $106,271 decrease in general expenses, as a result of a decrease in operational activities in 2008 and a focus on the filing of the Company's registration statement on Form 10-12g. The decrease in operating expense was also a result of management reducing payments for board services utilizing fewer consulting services an overall reduced operational expenditures. Management made these changes to stay within a smaller budgeted cash flow in 2007 as compared to prior years.

During the year ended December 31, 2008, we recognized an interest expense of $39,849 compared to $44,222 during the year ended December 31, 2007. The increase of $4,373 was a result of a slight increase in notes payable during the year.

During the year ended December 31, 2008, we recognized a net loss of $199,454 compared to a net loss of $310,999 during the year ended December 31, 2007. The decrease of $111,545 was a result of the $107,172 decrease in operational expenses combined with the $4,373 decrease in interest expense discussed above.

LIQUIDITY
---------

From inception through December 31, 2008, we have funded our operations primarily from the following sources:

o Equity proceeds through private placements of International Paintball Association securities;

o        Loans and lines of credit; and

o        Sales of equity investments.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. As of December 31, 2008, the Company had total assets of $61 consisting solely of cash and cash equivalents of $61 and total liabilities of $837,476, consisting of accounts payable of $148,934, accounts payable related parties of $167,348, accrued interest payable of $42,677 and notes payable of $478,500. The working capital deficit as of December 31, 2008 was $837,415.

The Company expects to use some of the working capital proceeds from a private placement to bring current interest expense obligations. Additionally, the Company anticipates the conversion of a portion of the debt into equity during the next twelve months. Finally, cash flow from operations funded by the private placement are anticipated to be used to satisfy outstanding liabilities.

Cash used by the Company's operating activities during the year ended December 31, 2008 was $119,206 compared to $192,974 during the year ended December 31, 2007. During the year ended December 31, 2008, net losses of $199,454, were reconciled of non-cash activities of $748 in amortization and depreciation expense and $21,600 in compensatory stock expenses. During the year ended December 31, 2007, net losses of $363,762 were reconciled by non-cash activities of $1,649 in amortization and depreciation expense and $23,600 in compensatory stock expenses.

During the years ended December 31, 2008 and 2007, the Company did not receive or use funds in its investing activities.

During the year ended December 31, 2008, the Company received $119,000 from its financing activities. The Company received $122,500 from notes payables and made payments of $3,500 on notes payable during the year ended December 31, 2008

During the year ended December 31, 2007, the Company received $189,500 from its financing activities. The Company received $209,500 from notes payables and made payments of $20,000 on notes payable during the year ended December 31, 2007.

Short Term.

On a short-term basis, International Paintball has not generated any revenue or revenues sufficient to cover operations. Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as it continues exploration activities. For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

Capital Resources

The Company has only common stock as its capital resource.

International Paintball has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

International Paintball does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to International Paintball to allow it to cover the Company's expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed future energy operations. The Company has no revenues. The Company has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, International Paintball may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

There is no assurance that the Company will achieve additional monies or financing will be available in the future or, if available, will be at favorable terms. In the event that International Paintball is unable to raise funds through the sale of its shares, the Company will have substantially less funds available to engage in its operational activities in the paintball gaming industry.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event it is unsuccessful in repaying such loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

International  Paintball's  operations do not employ  financial  instruments  or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company's cash holdings do not generate interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of International Paintball for the years ended December 31, 2008 and 2007, and the period from May 24, 2004 (inception) through December 31, 2008, appear as pages 1 through 13

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as International Paintball directors or executive officers, including their ages as of June 30, 2009.

           Name                        Age                      Position
---------------------------- ------------------------- -------------------------

Brenda Webb                             61             Interim CEO & Director
Jeffrey Compton                         32             Director
Malcolm Davenport, IV                   57             Director
Redginald Green                         56             Director

Subsequent to December 31, 2008, International Paintball had the following changes in management:

o    On January 8, 2009, Mr. Wesley F. Whiting as a director.

o    On March 18, 2009, Ms. Joy Gibbons resigned as CEO/President and Director

o On April 8, 2009, Mr. Jeffrey Huitt resigned as the Chief Financial Officer and Acting CEO of International Paintball. Mr. Jeffrey Compton, was appointed acting interim Chief Executive Officer.

o    On April 13, 2009, Mr. David Martinez resigned as Chief Operating Officer.

o    On April 13, 2009, Mr. Malcom Davenport, IV was appointed as a Director.

o    On May 8, 2009, Mr. Jeffrey Huitt resigned as a Director.

o    On June 16,  2009,  Mr.  Jeffrey  Compton  resigned as the Chief  Executive
     Officer.

o On June 17, 2009, Ms. Brenda Webb was appointed the Chief Executive Officer of the Company.

International Paintball's officers are elected by the board of directors at the first meeting after each annual meeting of International Paintball shareholders and hold office until their successors are duly elected and qualified under International Paintball bylaws.

The directors named above will serve until the next annual meeting of International Paintball stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of International Paintball and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

Ms. Brenda D. Webb, age 62, Chief Executive Officer and Chairman of the Board

Ms. Webb has served as a Board Member of International Paintball since 2004. On June 17, 2009, she was appointed the Chief Executive Officer of International Paintball. Ms. Webb has an extensive background that includes seven years with the Trust Company of Georgia, specializing in stock transfers, nine years as Executive Assistant to the President at Bridan Industries, Inc. and fourteen years in real estate. Ms. Webb is also and entrepreneur as the owner of Picture This, a retailer and manufacturer of custom picture framing products and services.

MR. REDGIE GREEN, age 56, Director

Mr. Green has served as a director of the Company, since March 2006. Mr. Green has been Secretary and Director of Sun River Energy, Inc. since 1998. In January 2009, he was appointed the President of Sun River Energy, Inc. He has been an active investor in small capital and high-tech ventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He served as a director for Mountains West Exploration, Inc. in 2005-2006. He is a director of Concord Ventures, Inc. (formerly Cavion Technologies, Inc.) (2006) and was appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006 to July 2007. He was appointed as a director of Aspeon, Inc. since 2007. He has been appointed a director of Intreorg, Inc.

MR. MALCOM C. DAVENPORT, CPA and JD, age 57, Director

Mr. Davenport was appointed as a Director of International Paintball on April 13, 2009. Mr. Davenport, from 1982 to date, has operated his own legal practice, initially emphasizing in tax and estate planning, but evolved into a specialty of "Entrepreneurial Law". From 2006 through 2007, Mr. Davenport served as the interim financial officer and interim director of Woodholding Environment, Inc. From 2000 through 2007, he was the chief financial officer and director of Omni Game Design, Inc. From 2000 to date, he has served as a director and general counsel to Dial Interactive, Inc. In 1975, Mr. Davenport received a Bachelor of Science degree in Accounting from Florida State University. In 1981, he received his Juris Doctorate from the Cumberland School of Law. In 1982, he received his LLM in tax studies from the University of Miami Law School of Coral Gables, Florida.

Mr. Jeff Compton, age 32, Director

Mr. Compton has experience in the management and banking sectors. He has more recently focused his efforts in the electronic commerce and credit card processing industry and currently is the managing partner of Stonestreet
Management. Before co-founding Stonestreet Management, He held executive management positions in the private sector. He was Sr. V. P., Director of Strategic Partnerships within the ISO Network for Paymentech Merchant Services / Visa MasterCard. He was also responsible for National Sales, Agent Recruiting, Association Services, Agent Bank / Partnership Development for a top Processor in the NPC ISO Network. After co-founding Stonestreet Management in early 2004, Stonestreet began to grow its corporate real estate holdings and property management division. In 2006 after acquiring a modest portfolio of merchant processing clients, the partners began a program to attract new sales and clients. Mr. Compton attended Indiana University - Bloomington, University of Southern Indiana - Evansville, and holds several professional licenses in Indiana. From April 18, 2009 through June 16, 2009, Mr. Compton served as the Chief Executive Officer of International Paintball.

Annual Meeting

The annual meeting of International Paintball's stockholders is expected to be held at a future date as soon as practicable after the filing of this registration statement. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at the International Paintball's principal office or at such other place as permitted by the laws of the State of Colorado and on such date as may be fixed from time to time by resolution of International Paintball's board of directors.

Committees of the Board of Directors

International Paintball is managed under the direction of its board of directors.

         Executive Committee

         International Paintball does not have an executive committee, at this time.

         Audit Committee

         We currently do not have an audit committee. When formed, the audit committee will be comprised solely of directors who are independent and financially literate, as required by the Securities Exchange Act of 1934, as amended. At least one member of the committee will have accounting or related financial management expertise.

Conflicts of Interest

Our officers and directors will not devote more than a portion of their time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of their other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Conflicts of Interest - General.

Certain of our officers and directors may be directors, officers and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, our officers and directors may in the future participate in business ventures, which could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. Our Board of Directors has adopted a policy that we will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2008, 2007 and 2006. The table sets forth this information for International Paintball Association, Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2008.


                      SUMMARY EXECUTIVES COMPENSATION TABLE

------------------ ---------- -------- ------- -------- -------- ------------ -------------- ------------- --------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position    Year         ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)
------------------ ---------- -------- ------- -------- -------- ------------ -------------- ------------- --------

------------------ ---------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Joy Gibbons,       2008          0       0     $1,250   0             0             0             0        $1,250
Chief Executive    2007          0       0        0     0             0             0             0           0
Officer (1)        2006          0       0        0     0             0             0             0           0
------------------ ---------- -------- ------- -------- -------- ------------ -------------- ------------- --------

------------------ ---------- -------- ------- -------- -------- ------------ -------------- ------------- --------
Jeff Huitt,        2008          0       0     $1,000   0             0             0             0        $1,000
------------------ ---------- -------- ------- -------- -------- ------------ -------------- ------------- --------

------------------ ---------- -------- ------- -------- -------- ------------ -------------- ------------- --------
David Martinez,    2008          0       0     $3,000   0             0             0             0        $3,000
------------------ ---------- -------- ------- -------- -------- ------------ -------------- ------------- --------


(1) Ms. Gibbons received 125,000 restricted shares of common stock at $0.01per share. In addition, Ms. Gibbons provided her services through her consulting company J H Gibbons, LLC. The rate for these services was $ 50 per hour. Ms. Gibbons resigned as the Chief Executive Officer and a director of the Company on March 18, 2009.

(2) Mr. Huitt received 300,000 restricted shares of common stock at $0.01 per share. Mr. Huitt provided his services through Huitt Consulting which is the consulting company under which CFO services are provided by Jeff Huitt. The rate for these services was $50 per hour. Mr. Huitt resigned as an officer of the Company on April 8, 2009.

(3) Mr. Martinez received 100,000 restricted shares of common stock at $0.01 per share.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

At December 31, 2008, the President and the Company's most highly compensated executive officers did not have any outstanding equity awards.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

International Paintball does not have a stock option plan as of the date of this Form 10K. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2008.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

None of the Company's officers, directors, advisors, or key employees is currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers, or employees of the Company.

                              Director Compensation

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2008:


                                                      Non-equity
                 Fees                                  incentive     Nonqualified
                 earned        Stock       Option        plan          deferred
     Name        or paid    awards ($)   awards ($)   compensation  compensation      All other
                  in cash                                 ($)          earnings      compensation   Total
                    ($)                                                  ($)              ($)         ($)
---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------

---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------
Joy Gibbons(1)     $ -0-      $1,250         -0-         $ -0-          $ -0-             $ -        $1,250
---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------

---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------
David              $ -0-      $1,000         -0-         $ -0-          $ -0-             $ -        $1,000
---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------

---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------
Jeff Huitt(3)      $ -0-      $3,000         -0-         $ -0-           $-0-             $ -        $3,000
---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------

---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------
Redgie Green(4)    $ -0-       $250          -0-         $ -0-           $-0-             $ -        $ 250
---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------

---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------
Wesley             $ -0-       $250          -0-         $ -0-           $-0-             $ -         $250
---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------

---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------
Jeff Compton       $ -0-       $250          -0-         $ -0-           $-0-             $ -         $250
---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------

---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------
Brenda D.          $ -0-      $2,000         -0-         $ -0-           $-0-             $ -        $2,000
---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------

                                       29

(1) Ms. Gibbons was awarded 125,000 shares of restricted common stock at $0.01 per share for $1,250. Ms. Gibbons provided her chief executive services through her consulting company J H Gibbons, LLC. The rate for these services was $ 50 per hour. Ms. Gibbons resigned as the Chief Executive Officer and a director of the Company on March 18, 2009.

(2) Mr. Martinez was awarded 100,000 shares of restricted common stock at $0.01 per share for $1,000. Mr. Martinez resigned as an officer and director of the Company on April 13, 2009.

(3) Mr. received 300,000 restricted shares of common stock at $0.01 per share. Mr. Huitt provided his services through Huitt Consulting which is the consulting company under which CFO services are provided by Jeff Huitt. The rate for these services was $50 per hour. Mr. Huitt resigned as an officer of the Company on April 8, 2009 and a director of the Company on May 8, 2009.

(4) Mr. Green received 25,000 shares of restricted common stock at $0.01 per share for $250.

(5) Mr. Whiting received 25,000 shares of restricted common stock at $0.01 per share for $250. Mr. Whiting resigned as a director in January 2009.

(6) Mr. Compton received 25,000 shares of restricted common stock at $0.01 per share for $250.

(7) Ms. Webb received 200,000 shares of restricted common stock at $0.01 per share for $2,000.

All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under our Articles of Incorporation and By-Laws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. No officer or director may be may be indemnified, however, where the officer or director acted committed intentional misconduct, fraud, or an intentional violation of the law.

We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, our must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Colorado.

Regarding the indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to officers and directors under Colorado law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by our officer(s), director(s), or controlling person(s) in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court's decision.

                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.



ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
----------------------------


The following table sets forth information with respect to the beneficial ownership of International Paintball Association, Inc. outstanding common stock by:

o each person who is known by International Paintball to be the beneficial owner of five percent (5%) or more of International Paintball's common stock;

o International Paintball's chief executive officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of International Paintball Association common stock that management believes was beneficially owned by each person or entity as of June 30, 2009.


                                                            Number of Shares of
Name and Address of                                            Common Stock           Percent of Class
Beneficial Owner (1)                                        Beneficially Owned       Beneficially Owned
--------------------------------------------------------- ------------------------ -----------------------

Brenda Webb, Director and CEO(2)                                        1,300,000                     13%

Jeff Compton, Director                                                     25,000                     <1%

Redgie Green, Director                                                     25,000                     <1%

Malcolm Davenport, IV, Director                                                 0                      0%

                                                          ------------------------ -----------------------

All directors and executive officers as a group (four                   1,350,000                     13%
persons)

                                       31

(1) Except as noted above the business address for all listed individuals or entities is c/o International Paintball Association Services, Inc., 501 Trophy Lake Drive, Ste 314, PMB 106 Trophy Club, TX 76262.

(2) Brenda Webb is a member of JH Brech, LLC, which owns 1,000,000 shares of common stock of IPA. Brenda Webb personally owns an additional 300,000 shares for a total of 1,300,000 shares

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that International Paintball believes have a reasonable likelihood of being "in the money" within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

No current officer or director of our Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by us through security holdings, contracts, options, or otherwise. There are no agreements with the board of directors regarding potential business opportunities that may become available with companies that may be affiliated with any member of the board.

Prior to June 1, 2008, a related party and consultant of which Ms. Webb, the Chief Executive Officer and a director, is a member charged the Company $800 per month plus direct expenses for office space. The Company terminated this agreement on June 1, 2008 to reduce the expenses associated with office space.

The Company paid approximately $203,000, $106,000 and $67,000 in 2006, 2007 and for the nine months ended September 30, 2008 for consulting fees to a related party, JH Brech LLC of which Ms. Webb is a member.

As of December 31, 2008, the Company owed approximately $208,833 in accounts payable to a related party, JH Brech LLC for consulting services and Ms. Brenda Webb for board services. Ms. Webb is a member of JH Brech LLC, a limited liability company.

During the year ended December 31, 2008, the following individuals were issued shares of the Company's common stock as follows:

o Ms. Gibbons was awarded 125,000 shares of restricted common stock at $0.01 per share for $1,250. Ms. Gibbons provided her chief executive services through her consulting company J H Gibbons, LLC. The rate for these services was $ 50 per hour. Ms. Gibbons resigned as the Chief Executive Officer and a director of the Company on March 18, 2009.

o Mr. Martinez, Chief Operating Officer and a director was awarded 100,000 shares of restricted common stock at $0.01 per share for $1,000. Mr. Martinez resigned as an officer and director of the Company on April 13, 2009.

o Mr. Huitt, Chief Financial Officer and a director, received 300,000 restricted shares of common stock at $0.01 per share. Mr. Huitt provided his services through Huitt Consulting which is the consulting company under which services are provided by Jeff Huitt. The rate for these services was $50 per hour. Mr. Huitt resigned as an officer of the Company on April 8, 2009 and a director of the Company on May 8, 2009.

o Mr. Green, a director, received 25,000 shares of restricted common stock at $0.01 per share for $250.

o Mr. Whiting, former director, received 25,000 shares of restricted common stock at $0.01 per share for $250. Mr. Whiting resigned as a director in January 2009.

o Mr. Compton, a director, received 25,000 shares of restricted common stock at $0.01 per share for $250.

o Ms. Webb, a director and the acting Chief Executive Officer, received 200,000 shares of restricted common stock at $0.01 per share for $2,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Ronald Chadwick, CPA, P.C. ("Chadwick") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2008 and December 31, 2007 by Chadwick.


                                                                 Year Ended December 31,
                                                          2008                              2007
                                              -----------------------------      ----------------------------

Audit Fees                                                 $9,040                            $0

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------

Total Fees                                                 $                                 $0


All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)  Audited financial statements for years ended December 31, 2008 and 2007


(b)               Exhibit No.                      Description
                  -----------                      -----------

                 3.1                               Articles of Incorporation (1)

                 3.2                               By Laws (1)

                 31.1                              Certification of Chief
                                                   Executive Officer pursuant to
                                                   Section 302 of the
                                                   Sarbanes-Oxley Act*

                 32.1                              Certification of Principal
                                                   Executive Officer pursuant to
                                                   Section 906 of the


(1) Incorporated by reference from the exhibits included in the Company's Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated October 16, 2008.

                                *Filed herewith.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

           YEARS ENDED DECEMBER 31, 2008 AND 2007, AND THE PERIOD FROM
               MAY 24, 2004 (INCEPTION) THROUGH DECEMBER 31, 2008

                                     AUDITED

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                              Financial Statements



                                TABLE OF CONTENTS



                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  1


FINANCIAL STATEMENTS

                  Balance sheets                                         2
                  Statements of operations                               3
                  Statements of stockholders' equity                     4
                  Statements of cash flows                               5
                  Notes to financial statements                          7

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
International Paintball Association, Inc.
Irving, Texas

I have audited the accompanying balance sheets of International Paintball Association, Inc. (formerly 4-G Paintball, Inc.) (a development stage company) as of December 31, 2007 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from May 24, 2004 (inception of the development stage) through December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Paintball Association, Inc. as of December 31, 2007 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from May 24, 2004 (inception of the development stage) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
June 22, 2009
/s/Ronald R. Chadwick, P.C.
---------------------
RONALD R. CHADWICK, P.C.



                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                           Dec. 31, 2007           Dec. 31, 2008
                                                                        --------------------     -------------------
       ASSETS

            Current assets
                  Cash                                                                $ 206                     $ -
                                                                        --------------------     -------------------
                         Total current assets                                           206                       -
                                                                        --------------------     -------------------
                  Fixed assets - net                                                    809                      61
                                                                        --------------------     -------------------
            Total Assets                                                            $ 1,015                    $ 61
                                                                        ====================     ===================

       LIABILITIES & STOCKHOLDERS' EQUITY

            Current liabilities
                  Bank overdraft                                                        $ -                    $ 17
                  Accounts payable                                                  117,667                 148,934
                  Accounts payable - related parties                                167,348                 167,348
                  Accrued interest payable                                           16,061                  48,820
                  Notes payable                                                     359,500                 478,500
                                                                        --------------------     -------------------
                         Total current liabilities                                  660,576                 843,619
                                                                        --------------------     -------------------
            Total Liabilities                                                       660,576                 843,619
                                                                        --------------------     -------------------
            Stockholders' Equity
                  Preferred stock, no par value;
                      10,000,000 shares authorized;
                      Class A: 240,000 shares designated;
                        convertible to common at 1 for 1;
                        240,000 shares (2007) and
                        none (2008) issued and outstanding                           30,000                       -
                      Class B: 800,000 shares designated;
                        convertible to common at 1 for 1;
                        139,000 shares (2007) and
                        none (2008) issued and outstanding                           69,500                       -
                  Common stock, no par value;
                     100,000,000 shares authorized;
                     8,110,166 shares issued and 7,910,166
                     outstanding (2007), and
                     10,449,166 shares issued and 10,249,166
                     outstanding (2008)                                             809,258                 930,358
                  Additional paid in capital                                        124,371                 124,371
                  Deficit accumulated during the dev. stage                      (1,692,650)             (1,898,247)
                  Treasury stock at cost (200,000 common shares)                        (40)                    (40)
                                                                        --------------------     -------------------
            Total Stockholders' Equity                                             (659,561)               (843,558)
                                                                        --------------------     -------------------
            Total Liabilities and Stockholders' Equity                              $ 1,015                    $ 61
                                                                        ====================     ===================

The accompanying notes are an integral part of the financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                               Period From
                                                                                                               May 24, 2004
                                                                                                               (Inception)
                                                             Year Ended                Year Ended                   To
                                                           Dec. 31, 2007             Dec. 31, 2008            Dec. 31, 2008
                                                        ---------------------     ---------------------    ---------------------
      Sales - net of returns                                             $ -                       $ -                 $ 63,723
      Cost of sales                                                        -                         -                   36,479
                                                        ---------------------     ---------------------    ---------------------
      Gross profit                                                         -                         -                   27,244
                                                        ---------------------     ---------------------    ---------------------
      Operating expenses:
           Amortization & depreciation                                 1,649                       748                    8,303
           Write-offs                                                                                                   109,415
           General and administrative                                265,128                   158,857                1,701,951
                                                        ---------------------     ---------------------    ---------------------
                                                                     266,777                   159,605                1,819,669
                                                        ---------------------     ---------------------    ---------------------
      Gain (loss) from operations                                   (266,777)                 (159,605)              (1,792,425)
                                                        ---------------------     ---------------------    ---------------------
      Other income (expense):
           Miscellaneous income                                                                                           4,052
           Gain on debt settlement                                                                                       15,100
           Interest expense                                          (44,222)                  (45,992)                (124,974)
                                                        ---------------------     ---------------------    ---------------------
                                                                     (44,222)                  (45,992)                (105,822)
                                                        ---------------------     ---------------------    ---------------------
      Income (loss) before
           provision for income taxes                               (310,999)                 (205,597)              (1,898,247)

      Provision for income tax                                             -                         -                        -
                                                        ---------------------     ---------------------    ---------------------
      Net income (loss)                                           $ (310,999)               $ (205,597)            $ (1,898,247)
                                                        =====================     =====================    =====================
      Net income (loss) per share
      (Basic and fully diluted)                                      $ (0.05)                  $ (0.02)
                                                        =====================     =====================
      Weighted average number of
      common shares outstanding                                    6,830,166                 9,228,583
                                                        =====================     =====================
    The accompanying notes are an integral part of the financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                           (Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY





                                        Preferred Class A      Preferred Class B        Common Stock                       Deferred
                                                    Amount                Amount                 Amount     Additional      Option
                                        Shares     (No Par)    Shares    (No Par)     Shares    (No Par)   Paid in Capital Expense
                                      ---------------------------------- ---------- ----------- ---------- -------------------------
   Balances at May 24, 2004 (Inception)         -        $ -          -        $ -           -        $ -           $ -          $ -

   Stock issued for cash                  240,000     30,000    139,000     69,500       8,000      1,000

   Stock for debt retirement                                                           166,666     20,833

   Option issuances                                                                                              50,714      (3,720)

   Stock issued for assets (allocated $3,394
     to assets and $96,606 to goodwill)                                                200,000    100,000

   Net income (loss) for the period
                                           ------------------------------- ---------- ----------- ---------- ------------- ---------
   Balances at December 31, 2004          240,000   $ 30,000    139,000   $ 69,500     374,666   $121,833      $ 50,714    $ (3,720)

   Compensatory stock issuances -
      interest expense                                                                 450,000      4,500

   Compensatory stock issuances                                                      1,958,000    343,000

   Stock for debt retirement                                                           235,000    117,500

   Deferred option expense                                                                                                       882

   Vested option cancellations                                                                                   (2,722)       2,722

   Repurchase of treasury stock at cost                                               (200,000)

   Debt relief - related party                                                                                   76,379

   Net income (loss) for the period
                                      ---------------------------------- ---------- ----------- ---------- ------------- -----------
   Balances at December 31, 2005          240,000   $ 30,000    139,000   $ 69,500   2,817,666   $586,833     $ 124,371      $ (116)

   Compensatory stock issuances -
      interest expense                                                               2,382,500     23,825

   Compensatory stock issuances                                                        350,000    175,000

   Deferred option expense                                                                                                       116

   Net income (loss) for the year
                                      ---------------------------------- ---------- ----------- ---------- ------------- -----------
   Balances at December 31, 2006          240,000   $ 30,000    139,000   $ 69,500   5,550,166   $785,658     $ 124,371          $ -

   Compensatory stock issuances -
      interest expense                                                               2,060,000     20,600

   Compensatory stock issuances                                                        300,000      3,000

   Net income (loss) for the year
                                      ---------------------------------- ---------- ----------- ---------- ------------- -----------
   Balances at December 31, 2007          240,000   $ 30,000    139,000   $ 69,500   7,910,166   $809,258     $ 124,371          $ -

   Compensatory stock issuances -
      interest expense                                                               1,210,000     12,100

   Compensatory stock issuances                                                        950,000      9,500

   Conversion of Class A and B
      preferred stock to common stock    (240,000)   (30,000)  (139,000)   (69,500)    379,000     99,500

   Net income (loss) for the year
                                      ---------------------------------- ---------- ----------- ---------- ------------- -----------
   Balances at Dec. 31, 2008
                                                -        $ -          -        $ -  10,449,166   $930,358     $ 124,371          $ -
                                      ================================== ========== =========== ========== ============= ===========




     The accompanying notes are an integral part of the financial statements.

                   INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                           (Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
(continued)


                                                             Deficit
                                                           Accumulated
                                                           During The                 Stock-
                                                           Development    Treasury    holders'
                                                              Stage        Stock      Equity
                                                        ---------------- ------------------------
Balances at May 24, 2004 (Inception)                               $ -         $ -       $ -

Stock issued for cash                                                                100,500

Stock for debt retirement                                                             20,833

Option issuances                                                                      46,994

Stock issued for assets (allocated $3,394
  to assets and $96,606 to goodwill)                                                 100,000

Net income (loss) for the period                             (326,910)              (326,910)
                                                        ------------------ ----------------------
Balances at December 31, 2004                              $ (326,910)         $ - $ (58,583)

Compensatory stock issuances
   interest expense                                                                    4,500

Compensatory stock issuances                                                         343,000

Stock for debt retirement                                                            117,500

Deferred option expense                                                                  882

Vested option cancellations                                                                -

Repurchase of treasury stock at cost                                          (40)       (40)

Debt relief - related party                                                           76,379

Net income (loss) for the period                             (690,979)              (690,979)
                                                        ---------------- ----------------------
Balances at December 31, 2005                            $ (1,017,889)      $ (40)$ (207,341)

Compensatory stock issuances -
   interest expense                                                                   23,825

Compensatory stock issuances                                                          75,000

Deferred option expense                                                                  116

Net income (loss) for the year                                (363,762)             (363,762)
                                                        ---------------- ----------------------
Balances at December 31, 2006                             $ (1,381,651)     $ (40)$ (372,162)

Compensatory stock issuances -
   interest expense                                                                   20,600

Compensatory stock issuances                                                           3,000

Net income (loss) for the year                                (310,999)             (310,999)
                                                        ---------------- ----------------------
Balances at December 31, 2007                             $ (1,692,650)     $ (40)$ (659,561)

Compensatory stock issuances -
   interest expense                                                                   12,100

Compensatory stock issuances                                                           9,500

Conversion of Class A and B
   preferred stock to common stock                                                         -

Net income (loss) for the year                                (205,597)             (205,597)
                                                        ---------------- ----------------------
Balances at Dec. 31, 2008                                 $ (1,898,247)     $ (40)$ (843,558)
                                                        ================ ======================

    The accompanying notes are an integral part of the financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                              Period From
                                                                                                             May 24, 2004
                                                                                                              (Inception)
                                                                  Year Ended            Year Ended                To
                                                                Dec. 31, 2007          Dec. 31, 2008         Dec. 31, 2008
                                                              -------------------    ------------------    ------------------

         Cash Flows From Operating Activities:
              Net income (loss)                                       $ (310,999)           $ (205,597)         $ (1,898,247)

              Adjustments  to reconcile  net loss to
              net cash  provided by (used
              for) operating activities:
                   Amortization & depreciation                             1,649                   748                 8,303
                   Compensatory stock issuances                           23,600                21,600               591,525
                   Option expense                                                                                     47,992
                   Bank overdraft                                                                   17                    17
                   Write-offs                                                                                        109,415
                   Accrued payables                                       92,776                64,026               527,399
                                                              -------------------    ------------------    ------------------
                        Net cash provided by (used for)
                        operating activities                            (192,974)             (119,206)             (613,596)
                                                              -------------------    ------------------    ------------------

         Cash Flows From Investing Activities:
                   Fixed asset purchases                                                                              (8,364)
                   Notes receivable                                                                                   12,000
                                                              -------------------    ------------------    ------------------
                        Net cash provided by (used for)
                        investing activities                                   -                     -                 3,636
                                                              -------------------    ------------------    ------------------



     (Continued On Following Page)

    The accompanying notes are an integral part of the financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                         (Continued From Previous Page)


                                                                                                              Period From
                                                                                                             May 24, 2004
                                                                                                              (Inception)
                                                                  Year Ended            Year Ended                To
                                                                Dec. 31, 2007          Dec. 31, 2008         Dec. 31, 2008
                                                              -------------------    ------------------    ------------------
         Cash Flows From Financing Activities:
                   Notes payable - borrowings                            209,500               122,500               561,450
                   Notes payable - payments                              (20,000)               (3,500)              (51,950)
                   Sales of common stock                                                                             100,500
                   Repurchase of treasury stock                                                                          (40)
                                                              -------------------    ------------------    ------------------
                        Net cash provided by (used for)
                        financing activities                             189,500               119,000               609,960
                                                              -------------------    ------------------    ------------------
         Net Increase (Decrease) In Cash                                  (3,474)                 (206)                    -

         Cash At The Beginning Of The Period                               3,680                   206                     -
                                                              -------------------    ------------------    ------------------

         Cash At The End Of The Period                                     $ 206                   $ -                   $ -
                                                              ===================    ==================    ==================

         Schedule Of Non-Cash Investing And Financing Activities

         Common stock issued for services                                $ 3,000               $ 9,500             $ 530,500
         Common stock issued for interest                               $ 20,600              $ 12,100              $ 61,025
         Common stock issued for assets                                      $ -                   $ -             $ 100,000
         Debt converted to capital                                           $ -                   $ -             $ 214,712

         Supplemental Disclosure

         Cash paid for interest                                         $ 12,196               $ 1,133              $ 15,129
         Cash paid for income taxes                                          $ -                   $ -                   $ -


    The accompanying notes are an integral part of the financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

4-G Paintball, Inc. was incorporated in the State of Texas on May 24, 2004, and on September 16, 2008 was redomiciled as a Colorado corporation through a one for one share exchange with its wholly owned subsidiary International Paintball Association, Inc., which was incorporated in the State of Colorado on June 19, 2008. 4-G Paintball, Inc. and International Paintball Association, Inc. are referred to hereinafter as (the "Company"). The Company was organized to further the interest and participation in the sport of paintball competition and to operate paintball competition arenas. Also, the Company may pursue any other lawful business opportunity as decided upon by the board of directors. The Company's fiscal year end is December 31.

Basis of presentation - development stage company

The Company has not earned significant revenues from limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Basis of accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2007 and 2008 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life. The Company uses a five year life for furniture and fixtures, and three years for computer equipment.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed or products sold under contract terms, the price to the client is fixed or determinable, and collectibility is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising costs of $1,200 in 2007 and $3,000 in 2008.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Segment information

4-G Paintball, Inc. is structured to operate primarily in a single operating segment, namely paintball park operation and the furthering of private and commercial interests in the activity.

Stock based compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. RELATED PARTY TRANSACTIONS

The Company through June 2008 leased office space at approximately $800 per month plus costs from a corporation controlled by a Company officer, on a verbal month to month basis. Rent expense under the arrangement in 2007 and 2008 was $10,700 and $6,300.

The Company recorded approximately $106,000 and $52,000 in 2007 and 2008 for consulting fees to various corporations and other entities controlled by Company officers or other related parties.


NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

                                              December 31,
                                           -----------------------

                                      2007                    2008
                                      ----                    ----


Computer equipment            $     4,622              $     4,622
Furniture and fixtures              3,742                    3,742
                              ------------            ------------
                                    8,364                    8,364

Less accumulated depreciation      (7,555)                  (8,303)
                              ------------            ------------
Total                         $       809              $        61
                              ===========             ============


Depreciation expense in 2007 and 2008 was $825 and $748.


NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2007 and 2008 the Company had net operating loss carryforwards of approximately $1,685,000 and $1,890,000 which begin to expire in 2024. The deferred tax asset of $530,000 and $610,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $120,000 and $80,000.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5. NOTES PAYABLE

At December 31, 2007 and 2008 the Company had $359,500 and $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes in 2007 and 2008 of $44,222 and $44,992.


NOTE 6.  STOCKHOLDERS' EQUITY

Common stock

The Company has 100,000,000 shares of authorized common stock, no par value, with 8,110,166 shares issued and 7,910,166 shares outstanding as of December 31, 2007 and 10,449,166 shares issued and 10,249,166 shares outstanding as of December 31, 2008, with 200,000 shares in treasury at each date.

Preferred stock

The Company has 10,000,000 shares of authorized preferred stock, out of which 240,000 shares have been designated as Class A convertible preferred stock ("Class A"). The Class A has no par value, is convertible into one share of the Company's common stock with no further consideration at anytime upon the holder's election, and is automatically converted to common upon the filing of a registration statement, merger or board of directors' notice. The Class A has superior liquidation rights to the common stock, and equal rights to the Class B, and any dividends declared on common stock must be also paid to the holders of the Class A on equal per share basis. 240,000 Class A shares were outstanding as of December 31, 2007, all of which were converted to common stock in March 2008. A further 800,000 shares have been designated as Class B convertible preferred stock ("Class B"). The Class B has no par value, is convertible into one share of the Company's common stock with no further consideration at anytime upon the holder's election, and is automatically converted to common upon the filing of a registration statement, merger or board of directors' notice. The Class B has superior liquidation rights to the common stock, and equal rights to the Class A, and any dividends declared on common stock must be also paid to the holders of the Class B on equal per share basis. 139,000 Class B shares were outstanding as of December 31, 2007, all of which were converted to common stock in March 2008.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.  STOCKHOLDERS' EQUITY (Continued):

Stock options

At December 31, 2007 and 2008 the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123(r), whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares. The Company has no non-employee stock options outstanding.

Employee stock options

The Company accounts for employee stock options under SFAS 123(r). Unless otherwise provided for, the Company covers option exercises by issuing new shares. At the beginning of 2007 the Company had 5,000 options outstanding and exercisable. In 2007 and 2008 no options were granted, exercised or cancelled, leaving a balance at December 31, 2007 and 2008 of 5,000 outstanding employee stock options.

NOTE 7. CONTINGENCIES

A law firm which has represented the Company on various matters, has asserted that the Company owes the firm approximately $13,000 more in legal fees than the Company has recorded. The Company and the law firm are currently in discussions over what, if any additional fees are owed.

A former director claims the Company owes her an additional $24,425 over what the Company has recorded. The Company disputes the assertion.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8.  GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from individuals and financial institutions. By doing so, the Company hopes through increased marketing efforts to generate revenues from the operation of competition paintball arenas and sales of related products. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERNATIONAL PAINTBALL ASSOCIATION, INC.

Dated: July 28, 2009
                                        By:/s/Brenda Webb
                                          --------------------------------------
                                          Brenda Webb,
                                          Acting Chief Executive  Officer and
                                          Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 28, 2009
                                       INTERNATIONAL PAINTBALL ASSOCIATION, INC.


                                        /s/Brenda Webb
                                       -----------------------------------------
                                          Brenda Webb, Acting Chief Executive
                                          Officer, Chief Accounting
                                          Officer and Director

                                        /s/Redginald Green
                                       -----------------------------------------
                                          Redginald Green, Director

                                        /s/Jeff Compton
                                       -----------------------------------------
                                          Jeff Compton, Director

                                        /s/Malcolm Davenport, IV
                                       -----------------------------------------
                                          Malcolm Davenport, IV, Director