Form 10-Q
period 2009-06-30
International Paintball Association, Inc.
filed 2009-08-19
CIK 1446801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-53464

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                    20-1207864
         --------                                   ------------
(State of Incorporation)                       (IRS Employer ID Number)

        501 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, TX 76262
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                  817-491-8611
                                  ------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [  ]                Accelerated filer [  ]
Non-accelerated filer      [  ]                Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 14, 2009, there were 10,249,166 shares of the registrant's common stock outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - June 30, 2009 and December 31, 2008                                    F-1

         Statements of Operations  -
                  Three and six ;months ended June 30, 2009 and 2008 and
                  From May 24, 2004 (Inception) to March 31, 2009                                F-2

         Statements of Changes in Shareholders' Deficit -
                   From May 24, 2004 (Inception) to June 30, 2009                                F-3 - F-4

         Statements of Cash Flows -
                  Three and six months ended June 30, 2009 and 2008 and
                  From May 24, 2004 (Inception) to June 30, 2009                                 F-5

         Notes to the Financial Statements                                                       F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               3

Item 4. Controls and Procedures                                                                  3

Item 4T.  Controls and Procedures                                                                4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                    5

Item 5.  Other Information - Not Applicable                                                      5

Item 6.  Exhibits                                                                                5

SIGNATURES                                                                                       6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                                                                            June 30,        December 31,
                                                                                              2009             2008
                                                                                         ---------------  ----------------
                                                                                                             (Audited)
ASSETS:

Current Assets:
        Cash                                                                                        $ -               $ -
                                                                                         ---------------  ----------------
               Total Current Assets                                                                   -                 -

        Furniture & Fixtures (Net)                                                                    -                61
                                                                                         ---------------  ----------------
               Total Fixed Assets                                                                     -                61


                                                                                         ---------------  ----------------
TOTAL ASSETS                                                                                        $ -              $ 61
                                                                                         ===============  ================
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
        Bank over draft                                                                           $ 287              $ 17
        Accounts Payable                                                                        168,299           148,934
        Accounts Payable, related parties                                                             -           167,348
        Accrued liabilities                                                                      85,711            48,820
        Note payable                                                                            478,500           478,500
                                                                                         ---------------  ---------------
               Total Current Liabilities                                                        732,797           843,619

Long Term Liabilities
        Notes payable, convertible                                                              200,534                 -
                                                                                         ---------------  ----------------
               Total liabilities                                                                933,331           843,619

Stockholders' Deficit
Common Stock, no par value; 100,000,000 shares authorized
        10,449,166 issued and outstanding at June 30, 2009                                      930,358           930,358
        and December 31, 2008, respectively
Preferred Class A stock, no par value 240,000 shares authorized
        No shares issued and outstanding at June 30, 2009 and December 31, 2008                       -                 -
Preferred Class B stock, no par value 1,600,000 shares authorized
        No shares issued and outstanding at June 30, 2009 and December 31, 2008                       -                 -
Additional Paid-in Capital                                                                      124,371           124,371
Treasury Stock                                                                                      (40)              (40)

Deficit accumulated during the development stage                                             (1,988,020)       (1,898,247)
                                                                                         ---------------  ----------------
               Total Stockholders' Deficit                                                     (933,331)         (843,558)
                                                                                         ---------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                         $ -              $ 61
                                                                                         ===============  ================

The accompanying notes are an integral part of these financial statements.

                                      F-1





                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                             May 24, 204
                                              For the Three Months Ended       For the Six Months Ended    (Inception) to
                                                     June 30,                          June 30,               June 30,
                                               2009             2008             2009           2008           2009
                                           --------------  ---------------  ---------------  ------------  -------------

Revenue                                              $ -              $ -              $ -           $ -       $ 63,723
Cost of Goods Sold                                     -                -                -             -         36,479
                                           --------------  ---------------  ---------------  ------------  -------------
        Gross Profit                                   -                -                -             -         27,244


        Amortization and Depreciation                  -              187               60           374          8,363
        Write offs                                     -                -                -             -        109,415
        General and administrative                30,583           67,073           67,654       143,278      1,769,605
                                           --------------  ---------------  ---------------  ------------  -------------
               Total Expenses                     30,583           67,260           67,714       143,652      1,887,383
                                           --------------  ---------------  ---------------  ------------  -------------

Net Operating Loss                               (30,583)         (67,260)         (67,714)     (143,652)    (1,860,139)
                                           --------------  ---------------  ---------------  ------------  -------------
Other Income (Expense)
   Miscellaneous Income                                -                -                -             -          4,052
   Gain on debt settlement                             -                -                -             -         15,100
   Interest                                      (12,586)          (9,822)         (22,059)      (25,057)      (147,033)
                                           --------------  ---------------  ---------------  ------------  -------------
Total Other Income (Expense)                     (12,586)          (9,822)         (22,059)      (25,057)      (127,881)

Net Loss                                       $ (43,169)       $ (77,082)       $ (89,773)    $(168,709)   $(1,988,020)
                                           ==============  ===============  ===============  ============  =============
Net Income/Loss per common share
   equivalent                                  $ *              $   (0.01)       $   (0.01)    $   (0.02)
                                           ==============  ===============  ===============  ============
Weighted average number of common
   shares equivalent outstanding              10,449,166        9,304,990       10,449,166     8,881,144
                                           ==============  ===============  ===============  ============
* Less than ($0.01) per share.

The accompanying notes are an integral part of these financial statements.

                                      F-2




                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
               From May 24, 2004 (Inception) through June 30, 2009


                                                                                                              Additional Deferred
                                               Comon Stock        Preferred A Stock      Preferred B Stock    Paid-in    Offering
                                            #of Shares  Amount    #of Shares  Amount   #of Shares   Amount    Capital     Expense
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------

Balances - May 24, 2004                            -        $ -          -        $ -          -        $ -        $ -        $ -
  June 2004 Stock issued for assets          200,000    100,000
  June 2004 Stock issued for cash              8,000      1,000
  June 2004 Stock issued for cash                                  240,000     30,000    139,000     69,500
  Aug 2004 H Hill accrued salary             166,666     20,833
     settlement for stock
  Deferred options                                                                                              50,714     (3,720)

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2004                  374,666    121,833    240,000     30,000    139,000     69,500     50,714     (3,720)

  Stock for services, several @$.10-$.50   1,958,000    343,000
  Stock for debt/settlement, several         235,000    117,500
     @ $.50
  Stock for interest, several @ $0.01        450,000      4,500
  Treasury stock                            (200,000)
  Deferred Offering Expense -
    Vested Options                                                                                                            882
  Vested options - Cancellations                                                                                (2,722)     2,722
  Paid-in Capital RP Debt Cancellation                                                                          76,379

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2005                2,817,666    586,833    240,000     30,000    139,000     69,500    124,371       (116)

  Stock for services, several @ $.50         350,000    175,000
  Stock for interest, several @ $various   2,382,500     23,825
  Deferred Offering Expense -
    Vested Options                                                                                                            116
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2006                5,550,166    785,658    240,000     30,000    139,000     69,500    124,371          -

  Stock for interest, several @ $.01       2,060,000     20,600
  Stock for services, several @ $.01         300,000      3,000
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2007                7,910,166    809,258    240,000     30,000    139,000     69,500    124,371          -

  Stock for interest, several @
    $.01 @3/31/08200,000                       2,000
  Stock for interest, several @
    $.01 @6/30/08170,000                       1,700
  Stock for interest, several @
    $.01 @9/30/08640,000                       6,400
  Stock for interest, several @
    $.01 @12/31/0200,000                       2,000
  Stock for services, several @
    $.01 @ 3/31/0700,000                       7,000
  Stock for services, several @
    $.01 @ 9/30/0250,000                       2,500
03/12/08 Conversion of Class
   A & B to common
    by Directors Meeting, one for one        379,000     99,500   (240,000)   (30,000)  (139,000)   (69,500)
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balances - December 31, 2008              10,449,166    930,358          -          -          -          -    124,371          -

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balances - June 30, 2009                  10,449,166   $930,358          -        $ -          -        $ -   $124,371        $ -
                                          =========== ========== ========== ==========  =========  =========  =========  =========

     The accompanying notes are an integral part of these financial statements.

                                      F-3

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
               From May 24, 2004 (Inception) through June 30, 2009
(Continued)

                                                            Deficit
                                                         Accum. During
                                             Treasury   the Development
                                              Stock         Stage       Totals
                                            ---------    -----------  ----------


Balances - May 24, 2004                            $ -          $ -         $ -
  June 2004 Stock issued for assets                                     100,000
  June 2004 Stock issued for cash                                         1,000
  June 2004 Stock issued for cash                                        99,500
  Aug 2004 H Hill accrued salary                                         20,833
     settlement for stock                                                     -
  Deferred options                                                       46,994
                                                                              -
Net Loss for period                                        (326,910)   (326,910)
                                              ---------  -----------  ----------
Balance - December 31, 2004                          -     (326,910)    (58,583)

  Stock for services, several @$.10-$.50                                343,000
  Stock for debt/settlement, several                                    117,500
     @ $.50                                                                   -
  Stock for interest, several @ $0.01                                     4,500
  Treasury stock                                   (40)                     (40)
  Deferred Offering Expense -
    Vested Options                                                          882
  Vested options - Cancellations                                              -
  Paid-in Capital RP Debt Cancellation                                   76,379
                                                                              -
Net Loss for period                                        (690,979)   (690,979)
                                              ---------  -----------  ----------
Balance - December 31, 2005                        (40)  (1,017,889)   (207,341)

  Stock for services, several @ $.50                                    175,000
  Stock for interest, several @ $various                                 23,825
  Deferred Offering Expense -
    Vested Options                                                          116
Net Loss for period                                        (363,762)   (363,762)
                                              ---------  -----------  ----------
Balance - December 31, 2006                        (40)  (1,381,651)   (372,162)

  Stock for interest, several @ $.01                                     20,600
  Stock for services, several @ $.01                                      3,000
Net Loss for period                                        (310,999)   (310,999)
                                              ---------  -----------  ----------
Balance - December 31, 2007                        (40)  (1,692,650)   (659,561)

  Stock for interest, several @
    $.01 @3/31/08200,000                                       2,000
  Stock for interest, several @
    $.01 @6/30/08170,000                                       1,700
  Stock for interest, several @
    $.01 @9/30/08640,000                                       6,400
  Stock for interest, several @
    $.01 @12/31/0200,000                                       2,000
  Stock for services, several @
    $.01 @ 3/31/0700,000                                       7,000
  Stock for services, several @
    $.01 @ 9/30/0250,000                                       2,500
03/12/08 Conversion of Class
   A & B to common                                  -
    by Directors Meeting, one for one                                         -
Net Loss for period                                        (205,597)   (205,597)
                                              ---------  -----------  ----------
Balances - December 31, 2008                       (40)  (1,898,247)   (843,558)

Net Loss for period                                         (89,773)    (89,773)
                                              ---------  -----------  ----------
Balances - June 30, 2009                         $ (40)  $(1,988,020) $(933,331)
                                              =========  ===========  ==========


   The accompanying notes are an integral part of these financial statements.


                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASHFLOWS
                                   (Unaudited)
                                                                                                            May 24, 2004
                                                                         For the Six Months Ended          (Inception) to
                                                                                 June 30,                     June 30,
                                                                          2009               2008               2009
                                                                    -----------------  -----------------  -----------------
Cash Flows from Operating Activities
Net Profit (Loss)                                                          $ (89,773)        $ (168,709)      $ (1,988,020)
         Depreciation                                                             61                374              8,364
         Compensatory stock issuances                                              -             16,700            591,525
         Option expense                                                                                             47,992
         Write offs                                                                                                109,415
Adjustments to reconcile net loss to net cash used
         by operating activities
Changes in operating assets and liabilities
         Bank overdraft                                                          270                                   287
         Increase in Accounts Payable and accrued liabilities                 89,442             54,580            616,841
         (Increase) / Decrease receivables and accruals                            -                  -                  -
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Used by Operating Activities                                        -            (97,055)          (613,596)
                                                                    -----------------  -----------------  -----------------
Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                               -                  -             (8,364)
         Notes receivable                                                          -                  -             12,000
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Provided (Used) by Investing Activities                             -                  -              3,636
                                                                    -----------------  -----------------  -----------------
Cash Flows from Financing Activities
         Funds received from note payables                                         -             98,500            561,450
         Payments of note payables                                                 -             (1,500)           (51,950)
         Sales of common stock                                                     -                  -            100,500
         Repurchase of treasury stock                                              -                  -                (40)
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Provided by Financing Activities                                    -             97,000            609,960
                                                                    -----------------  -----------------  -----------------
Net Increase (Decrease) in Cash                                                    -                (55)                 -
                                                                    -----------------  -----------------  -----------------
Cash at Beginning of Period                                                        -                206                  -
                                                                    -----------------  -----------------  -----------------
Cash at End of Period                                                            $ -              $ 151                $ -
                                                                    =================  =================  =================
Supplemental Disclosure of Cash Flow Informantion
         Cash paid for interest                                                  $ -               $ 47           $ 15,129
                                                                    =================  =================  =================

         Cash paid for taxes                                                     $ -                $ -                $ -
                                                                    =================  =================  =================
Supplemental Disclosure of Non-Cash Investing and Financing
         Activities:
         Common stock issued for services                                        $ -            $ 7,000          $ 530,500
                                                                    =================  =================  =================
         Common stock issued for interest                                        $ -            $ 9,700           $ 61,025
                                                                    =================  =================  =================
         Common stock issued for assets                                          $ -                $ -          $ 100,000
                                                                    =================  =================  =================
         Debt converted to capital                                               $ -                $ -          $ 214,712
                                                                    =================  =================  =================
         Accounts payable transferred to
            convertible note payable                                       $ 200,534                $ -                $ -
                                                                    =================  =================  =================

     The accompanying notes are an integral part of these financial statements.

                                      F-5

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2009
                                   (Unaudited)

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

Basis of presentation - development stage company
-------------------------------------------------

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

Interim Accounting
------------------

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2008. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2008 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Use of Estimates
----------------

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

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable
-------------------

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2007 and 2008 the Company had no balance in its allowance for doubtful accounts.

Property and equipment
----------------------

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life. The Company uses a five year life for furniture and fixtures, and three years for computer equipment.

Revenue recognition
-------------------

Revenue is recognized on an accrual basis after services have been performed or products sold under contract terms, the price to the client is fixed or determinable, and collectibility is reasonably assured.

Advertising costs
-----------------

Advertising costs are expensed as incurred. The Company did not record any advertising costs during the six months ended June 30, 2009.

Income tax
----------

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

Net income (loss) per share
---------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments
---------------------

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets
-----------------

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


Segment information
-------------------

The Company is structured to operate primarily in a single operating segment, namely the competition arena of paintball sports and the furthering of private and commercial interests in the activity.

Stock based compensation
------------------------

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2.  GOING CONCERN

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

NOTE 3 . FIXED ASSETS

Fixed asset values recorded at cost are as follows:

                                         June 30,             December 31,
                                         2009                   2008
                                         ----                   ----


Computer equipment                   $  4,622                 $  4,622

Furniture and fixtures                  3,742                    3,742
                                    -----------             ------------
                                       8,364                     8,364

Less accumulated depreciation         (8,634)                   (8,303)
                                    ------------            ------------

Total                                $     -                  $     61
                                    =============           =============


During the six months ended June 30, 2009, the Company fully depreciated its fixed assets.

NOTE 4. NOTES PAYABLE

At June 30, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes during the six months ended June 30, 2009 of $19,389 ($9,916 for the three months ended June 30, 2009).

NOTE 5.  NOTES PAYABLE, CONVERTIBLE

In April 2009, a vendor owed $200,534 agreed to convert the amount owed to it into long-term debt in the form of a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2011. The promissory notes provide the holders with the right to convert in part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At June 30, 2009, $200,534 was outstanding. During the three and six months ended June 30, 2009, interest of $2,670 had been accrued.

NOTE 6.  STOCKHOLDERS' EQUITY

Common stock
------------

The Company has 100,000,000 shares of authorized common stock, no par value, with 10,449,166 shares issued and 10,249,166 shares outstanding as of June 30, 2009 and December 31, 2008, with 200,000 shares in treasury at each date.

Stock options
-------------

At June 30, 2009, the Company had stock options outstanding as described below.

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

Employee stock options
----------------------

The Company accounts for employee stock options under SFAS 123(r). Unless otherwise provided for, the Company covers option exercises by issuing new shares. At the beginning of 2009 the Company had 5,000 options outstanding and exercisable. During the six months ended June 30, 2009, no options were granted, exercised or cancelled, leaving a balance at June 30, 2009 of 5,000 outstanding employee stock options.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

OPERATIONS
----------

Business Overview

International Paintball Association (the Company) was formed for the purpose of providing services and products in connection with paintball sport activities. Paintball sport activities are those activities by persons who are using paintball equipment and accessories for entertainment in various interactions with other paintball enthusiasts whether organized formally or in ad hoc activities.

The Company's primary activities to date have consisted of organizing the company, conducting an initial round of private financing to obtain "seed" capital and designing a business plan, including interviews with industry participants, visits to paintball facilities, locating website development firms, architectural firm, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment, as well as real estate brokers. The Company has not engaged any of these vendors and does not intend to engage them until additional funds have been raised through offerings of the Company's common stock.

Over the next twelve months we plan to further market and advertise to drive additional traffic to our web site. This effort will be designed to grow revenue for the sales of products, market the service aspect of the business model to parks and to implement, selected and targeted tournament events.

The target market that our business plan addresses requires the continual enhancement and development of our Website to meet their changing expectations. Continuing development of the Website includes developing capabilities for more socializing, scoring news, community, blogging and other functionality. Product mix will be adjusted and enhanced, perhaps with IPA branded products as appropriate. The marketing efforts will be focused on continuing to build traffic to the website and to enhance the web-affiliate parks program.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

The Company is dependent on raising additional equity and/or, debt to fund any negotiated settlements with its outstanding creditors and meet the Company's ongoing operating expenses. There is no assurance that International Paintball will be able to raise the necessary equity and/or debt that it will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. International Paintball cannot make any assurances that it will be able to raise funds through such activities.

In addition, the United States and the global business community has experienced severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

During the three months ended June 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the three months ended June 30, 2009, we incurred an operational loss of $30,583 compared to $67,260 during the three months ended June 30, 2008. The decrease of $36,677 was a result of the decrease in general and administrative expenses as a result of the Company's limited operational activities over the period.

During the three months ended June 30, 2009, we incurred a net loss of $43,169 compared to $77,082 during the three months ended June 30, 2008. The decrease of $33,913 is a direct result of the $36,677 decrease in operational expenses offset by a $2,764 increase in interest expense.

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

During the six months ended June 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the six months ended June 30, 2009, we incurred an operational loss of $67,714 compared to an operational loss of $143,652 during the six months ended June 30, 2008. The decrease of $75,938 is a result of the decreases general and administrative expenses, as well as professional expenses as a result of the Company's limited operational activities over the period.

During the six months ended June 30, 2009, we recognized a net loss of $89,773 compared to a net loss of $168,709 during the six months ended June 30, 2008. The decrease of $78,936 was a result of the $75,938 decrease in operational expenses offset by an increase of $2,998 in interest expense.

LIQUIDITY
---------

At June 30, 2009, we had no current assets, we had total current liabilities of $732,797, consisting of a bank overdraft of $287, accounts payable of $168,299, $85,711 in accrued expenses and liabilities and $478,500 in promissory notes. Our current liabilities exceed our current assets by $732,797 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the six months ended June 30, 2009, we neither used or received funds from our operational activities. During the six months ended June 30, 2009, we recognized a net loss of $89,773, which was adjusted for a depreciation expense of $61. During the six months ended June 30, 2008, we used funds of $97,055 in our operational activities. During the six months ended June 30, 2008, we recognized a net loss of $168,709, which was adjusted for depreciation of $374 and $16,700 in compensatory stock expenses.

During the six months ended June 30, 2009 and 2008, we did not use or receive any funds from investment activities.

During the six months ended June 30, 2009, we did not receive or use any funds from our financing activities. During the six months ended June 30, 2008, we received $97,000 from our financing activities. During the six months ended June 30, 2008, we received $98,500 from notes payables and paid $1,500 in notes payables.

At June 30, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes during the six months ended June 30, 2009 of $19,389 ($9,916 for the three months ended June 30, 2009).

In April 2009, a vendor owed $200,534 agreed to convert the amount owed to it into long-term debt in the form of a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2011. The promissory notes provide the holders with the right to convert in part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At June 30, 2009, $200,534 was outstanding. During the three and six months ended June 30, 2009, interest of $2,670 had been accrued.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 2.  CHANGES IN SECURITIES

                NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                NONE.

ITEM 5.  OTHER INFORMATION

                NONE.


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             INTERNATIONAL PAINTBALL
                                ASSOCIATION, INC.
                                  (Registrant)



Dated:   August 18, 2009            By: /s/ Brenda Webb
                                            ---------------
                                            Brenda Webb
                                            (Acting Chief Executive Officer
                                            and Acting Principal Accounting
                                            Officer)