Form 10-Q
period 2009-09-30
International Paintball Association, Inc.
filed 2009-11-17
CIK 1446801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

As of September 30, 2009, there were 10,449,166 shares of the registrant's common stock outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Balance Sheets -September 30, 2009 and December 31, 2008                                F-1

         Statements of Operations -
                  Three and nine months  ended  September  30, 2009 and 2008 and
                  From May 24, 2004 (Inception) to September 30, 2009                            F-2

         Statements of Changes in Shareholders' Deficit -
                   From May 24, 2004 (Inception) to September 30, 2009                           F-3

         Statements of Cash Flows -
                  Three and nine months  ended  September  30, 2009 and 2008 and
                  From May 24, 2004 (Inception) to September 30, 2009                            F-5

         Notes to the Financial Statements                                                       F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               4

Item 4. Controls and Procedures                                                                  4

Item 4T.  Controls and Procedures                                                                4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                       5

Item 1A. Risk Factors -  Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                    5

Item 5.  Other Information - Not Applicable                                                      5

Item 6.  Exhibits                                                                                5
SIGNATURES                                                                                       6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                   September 30,   December 31,
                                                                                      2009            2008
                                                                                  --------------  --------------
                                                                                                    (Audited)
ASSETS:

Current Assets:
        Cash                                                                                $ -             $ -
                                                                                  --------------  --------------
              Total Current Assets                                                            -               -
        Furniture & Fixtures (Net)                                                            -              61
                                                                                  --------------  --------------
              Total Fixed Assets                                                              -              61
                                                                                  --------------  --------------
TOTAL ASSETS                                                                                $ -            $ 61
                                                                                  ==============  ==============
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
        Bank over draft                                                                   $ 312            $ 17
        Accounts Payable                                                                194,980         148,934
        Accounts Payable, related parties                                                     -         167,348
        Accrued liabilities                                                             106,183          48,820
        Note payable                                                                    478,500         478,500
                                                                                  --------------  --------------
              Total Current Liabilities                                                 779,975         843,619
Long Term Liabilities
        Notes payable, convertible                                                      200,534               -
                                                                                  --------------  --------------
              Total liabilities                                                         980,509         843,619

Stockholders' Deficit
Common Stock, no par value; 100,000,000 shares authorized
        10,449,166 issued and outstanding at September 30, 2009                         930,358         930,358
        and December 31, 2008, respectively
Preferred Class A stock, no par value 240,000 shares authorized
        No shares issued and outstanding at September 30, 2009 and December 31, 2008          -               -
Preferred Class B stock, no par value 1,600,000 shares authorized
        No shares issued and outstanding at September 30, 2009 and December 31, 2008          -               -
Additional Paid-in Capital                                                              124,371         124,371
Treasury Stock                                                                              (40)            (40)

Deficit accumulated during the development stage                                     (2,035,198)     (1,898,247)
                                                                                  --------------  --------------
              Total Stockholders' Deficit                                              (980,509)       (843,558)
                                                                                  --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $ -            $ 61
                                                                                  ==============  ==============

The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                          May 24, 204
                                             For the Three Months Ended      For the Nine months Ended   (Inception) to
                                                  September 30,                    September 30,          September 30,
                                               2009            2008             2009           2008           2009
                                          ---------------  --------------  ---------------  -----------  ---------------

Revenue                                              $ -             $ -              $ -          $ -         $ 63,723
Cost of Goods Sold                                     -               -                -            -           36,479
                                          ---------------  --------------  ---------------  -----------  ---------------
        Gross Profit                                   -               -                -            -           27,244


        Amortization and Depreciation                  -             187               60          561            8,363
        Write offs                                     -               -                -            -          109,415
        General and administrative                34,464          15,944          102,456      159,222        1,804,407
                                          ---------------  --------------  ---------------  -----------  ---------------
               Total Expenses                     34,464          16,131          102,516      159,783        1,922,185
                                          ---------------  --------------  ---------------  -----------  ---------------
Net Operating Loss                               (34,464)        (16,131)        (102,516)    (159,783)      (1,894,941)
                                          ---------------  --------------  ---------------  -----------  ---------------
Other Income (Expense)
   Miscellaneous Income                                -               -                -            -            4,052
   Gain on debt settlement                             -               -                -            -           15,100
   Interest                                      (12,715)        (15,610)         (34,435)     (40,667)        (159,409)
                                          ---------------  --------------  ---------------  -----------  ---------------
Total Other Income (Expense)                     (12,715)        (15,610)         (34,435)     (40,667)        (140,257)

Net Loss                                       $ (47,179)      $ (31,741)      $ (136,951)   $(200,450)     $(2,035,198)
                                          ===============  ==============  ===============  ===========  ===============
Net Income/Loss per common share
   equivalent                                   $ *              $ (0.00)         $ (0.01)     $ (0.02)
                                          ===============  ==============  ===============  ===========
Weighted average number of common
   shares equivalent outstanding              10,449,166      10,102,124       10,449,166    9,435,054
                                          ===============  ==============  ===============  ===========
* Less than ($0.01) per share.

The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
            From May 24, 2004 (Inception) through September 30, 2009


                                                                                                              Additional Deferred
                                               Comon Stock        Preferred A Stock      Preferred B Stock    Paid-in    Offering
                                          # of Shares  Amount    # of Shares Amount     # of Shares Amount    Capital     Expense
                                          ---------------------- ---------------------  --------------------  ---------  -----------
Balances - May 24, 2004                            -        $ -          -        $ -          -        $ -        $ -        $ -
  June 2004 Stock issued for assets          200,000    100,000          -          -          -          -          -          -
  June 2004 Stock issued for cash              8,000      1,000          -          -          -          -          -          -
  June 2004 Stock issued for cash                  -          -    240,000     30,000    139,000     69,500          -          -
  Aug 2004 H Hill accrued salary             166,666     20,833          -          -          -          -          -          -
     settlement for stock                         -           -          -          -          -          -     50,714     (3,720)
  Deferred options                                -           -          -          -          -          -          -          -

Net Loss for period                               -           -          -          -          -          -          -          -
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2004                  374,666    121,833    240,000     30,000    139,000     69,500     50,714     (3,720)

  Stock for services, several @$.10-$.50   1,958,000    343,000          -          -          -          -          -          -
  Stock for debt/settlement, several         235,000    117,500          -          -          -          -          -          -
     @ $.50
  Stock for interest, several @ $0.01        450,000      4,500          -          -          -          -          -          -
  Treasury stock                            (200,000)         -          -          -          -          -          -          -
  Deferred Offering Expense - Vested
    Options                                        -          -          -          -          -          -          -        882
  Vested options - Cancellations                   -          -          -          -          -          -     (2,722)     2,722
  Paid-in Capital RP Debt Cancellation             -          -          -          -          -          -     76,379

Net Loss for period                               -           -          -          -          -          -          -          -
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------

Balance - December 31, 2005                2,817,666    586,833    240,000     30,000    139,000     69,500    124,371       (116)

  Stock for services, several @ $.50         350,000    175,000          -          -          -          -          -          -
  Stock for interest, several @ $various   2,382,500     23,825          -          -          -          -          -          -
  Deferred Offering Expense - Vested
    Options                                        -          -          -          -          -          -          -        116
Net Loss for period                                -          -          -          -          -          -          -          -
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2006                5,550,166    785,658    240,000     30,000    139,000     69,500    124,371          -

  Stock for interest, several @ $.01       2,060,000     20,600          -          -          -          -          -          -
  Stock for services, several @ $.01         300,000      3,000          -          -          -          -          -          -
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2007                7,910,166    809,258    240,000     30,000    139,000     69,500    124,371          -

  Stock for interest, several
   @ $.01   @3/31/08                         200,000      2,000          -          -          -          -          -          -
  Stock for interest, several
   @ $.01 @6/30/08                           170,000      1,700          -          -          -          -          -          -
  Stock for interest, several
   @ $.01 @9/30/08                           640,000      6,400          -          -          -          -          -          -
  Stock for interest, several
   @ $.01 @12/31/08                          200,000      2,000          -          -          -          -          -          -
  Stock for services, several
   @ $.01 @ 3/31/08                          700,000      7,000          -          -          -          -          -          -
  Stock for services, several
   @ $.01 @ 9/30/08                          250,000      2,500          -          -          -          -          -          -
03/12/08 Conversion of Class A & B to
 common by Directors Meeting, one for one    379,000     99,500   (240,000)   (30,000)  (139,000)   (69,500)         -          -
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------

Balances - December 31, 2008              10,449,166    930,358          -          -          -          -    124,371          -

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------

Balances - Septemeber 30, 2009            10,449,166   $930,358          -        $ -          -        $ -   $124,371        $ -
                                          =========== ========== ========== ==========  =========  =========  =========  =========


     The accompanying notes are an integral part of these financial statements.

(continued)

                   INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)



                                                                             Deficit
                                                                           Accum. During
                                                             Treasury     the Development
                                                             Stock       Stage       Totals
                                                            ---------  -----------  ----------
Balances - May 24, 2004                                          $ -          $ -         $ -
  June 2004 Stock issued for assets                                -            -     100,000
  June 2004 Stock issued for cash                                  -            -       1,000
  June 2004 Stock issued for cash                                  -            -      99,500
  Aug 2004 H Hill accrued salary                                   -            -      20,833
     settlement for stock                                          -            -           -
  Deferred options                                                 -            -      46,994
                                                                   -            -           -
Net Loss for period                                                -     (326,910)   (326,910)
                                                            ---------  -----------  ----------
Balance - December 31, 2004                                        -     (326,910)    (58,583)

  Stock for services, several @$.10-$.50                           -            -     343,000
  Stock for debt/settlement, several                               -            -     117,500
     @ $.50                                                        -            -           -
  Stock for interest, several @ $0.01                              -            -       4,500
  Treasury stock                                                 (40)           -         (40)
  Deferred Offering Expense - Vested
    Options                                                         -           -         882
  Vested options - Cancellations                                    -           -           -
  Paid-in Capital RP Debt Cancellation                              -           -      76,379
                                                                    -           -           -
Net Loss for period                                                 -    (690,979)   (690,979)
                                                            ---------  -----------  ----------

Balance - December 31, 2005                                      (40)  (1,017,889)   (207,341)

  Stock for services, several @ $.50                               -            -     175,000
  Stock for interest, several @ $various                           -            -      23,825
  Deferred Offering Expense - Vested
    Options                                                        -            -         116
Net Loss for period                                                -     (363,762)   (363,762)
                                                            ---------  -----------  ----------
Balance - December 31, 2006                                      (40)  (1,381,651)   (372,162)

  Stock for interest, several @ $.01                                -           -      20,600
  Stock for services, several @ $.01                                -           -       3,000
Net Loss for period                                                 -    (310,999)   (310,999)
                                                            ---------  -----------  ----------
Balance - December 31, 2007                                      (40)  (1,692,650)   (659,561)

  Stock for interest, several
   @ $.01   @3/31/08                                               -            -       2,000
  Stock for interest, several
   @ $.01 @6/30/08                                                 -            -       1,700
  Stock for interest, several
   @ $.01 @9/30/08                                                 -            -       6,400
  Stock for interest, several
   @ $.01 @12/31/08                                                -            -       2,000
  Stock for services, several
   @ $.01 @ 3/31/08                                                -            -       7,000
  Stock for services, several
   @ $.01 @ 9/30/08                                                -            -       2,500
03/12/08 Conversion of Class A & B to
 common by Directors Meeting, one for one                          -            -           -
Net Loss for period                                                -     (205,597)   (205,597)
                                                            ---------  -----------  ----------

Balances - December 31, 2008                                     (40)  (1,898,247)   (843,558)

Net Loss for period                                                -     (136,951)   (136,951)
                                                            ---------  -----------  ----------
Balances - Septemeber 30, 2009                                 $ (40)  $(2,035,198) $(980,509)
                                                            =========  ===========  ==========

The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASHFLOWS
                                   (Unaudited)

                                                                                                            May 24, 2004
                                                                         For the Nine Months Ended         (Inception) to
                                                                                September 30,                September 30,
                                                                          2009               2008               2009
                                                                    -----------------  -----------------  -----------------
Cash Flows from Operating Activities
Net Profit (Loss)                                                         $ (136,951)        $ (200,450)      $ (2,035,198)
         Depreciation                                                             61                561              8,364
         Compensatory stock issuances                                              -             25,600            591,525
         Option expense                                                            -                  -             47,992
         Write offs                                                                -                  -            109,415
Adjustments to reconcile net loss to net cash used
         by operating activities
Changes in operating assets and liabilities
         Bank overdraft                                                          295                  -                312
         Increase in Accounts Payable and accrued liabilities                136,595             73,370            663,994
         (Increase) / Decrease receivables and accruals                            -                  -                  -
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Used by Operating Activities                                        -           (100,919)          (613,596)
                                                                    -----------------  -----------------  -----------------
Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                               -                  -             (8,364)
         Notes receivable                                                          -                  -             12,000
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Provided (Used) by Investing Activities                             -                  -              3,636
                                                                    -----------------  -----------------  -----------------
Cash Flows from Financing Activities
         Funds received from note payables                                         -            102,500            561,450
         Payments of note payables                                                 -             (1,500)           (51,950)
         Sales of common stock                                                     -                  -            100,500
         Repurchase of treasury stock                                              -                  -                (40)
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Provided by Financing Activities                                    -            101,000            609,960
                                                                    -----------------  -----------------  -----------------
Net Increase (Decrease) in Cash                                                    -                 81                  -
                                                                    -----------------  -----------------  -----------------
Cash at Beginning of Period                                                        -                206                  -
                                                                    -----------------  -----------------  -----------------
Cash at End of Period                                                            $ -              $ 287                $ -
                                                                    =================  =================  =================
Supplemental Disclosure of Cash Flow Informantion
         Cash paid for interest                                                  $ -            $ 1,738           $ 15,129
                                                                    =================  =================  =================
         Cash paid for taxes                                                     $ -                $ -                $ -
                                                                    =================  =================  =================
Supplemental Disclosure of Non-Cash Investing and Financing
         Activities:
         Common stock issued for services                                        $ -            $ 9,500          $ 530,500
                                                                    =================  =================  =================
         Common stock issued for interest                                        $ -           $ 16,100           $ 61,025
                                                                    =================  =================  =================
         Common stock issued for assets                                          $ -                $ -          $ 100,000
                                                                    =================  =================  =================
         Debt converted to capital                                               $ -                $ -          $ 214,712
                                                                    =================  =================  =================
         Accounts payable transferred to
            convertible note payable                                       $ 200,534                $ -                $ -
                                                                    =================  =================  =================

     The accompanying notes are an integral part of these financial statements.


                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 2009
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

4-G Paintball, Inc. was incorporated in the State of Texas on May 24, 2004, and on September 16, 2008 was redomiciled as a Colorado corporation through a one for one share exchange with its wholly owned subsidiary International Paintball Association, Inc., which was incorporated in the State of Colorado on June 19, 2008. 4-G Paintball, Inc. and International Paintball Association, Inc. are referred to hereinafter as (the "Company"). The Company was organized to further the interest and participation in the sport of paintball competition and to operate paintball competition arenas. Also, the Company may pursue any other lawful business opportunity as decided upon by the board of directors. The Company's fiscal year end is December 31st.

Basis of presentation - development stage company
-------------------------------------------------

The Company has not earned significant revenues from limited operations. Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise. Among the disclosures are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

Accounts receivable
-------------------

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2009 and December 31, 2008 the Company had no balance in its allowance for doubtful accounts.

Property and equipment
----------------------

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life. The Company uses a five year life for furniture and fixtures, and three years for computer equipment.

Revenue recognition
-------------------

Revenue is recognized on an accrual basis after services have been performed or products sold under contract terms, the price to the client is fixed or determinable, and collectability is reasonably assured.

Advertising costs
-----------------

Advertising costs are expensed as incurred. The Company did not record any advertising costs during the nine months ended September 30, 2009.

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

Long-Lived Assets
-----------------

In accordance  with FASB  Accounting  Standards  Codification  No.'s 350 and 360
Intangibles - Goodwill and Other and Property, Plant and Equipment. In accordance with FASB ASC No.'s 350 and 360,, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Segment information
-------------------

The Company is structured to operate primarily in a single operating segment, namely the competition arena of paintball sports and the furthering of private and commercial interests in the activity.

Stock based compensation
------------------------

The Company follows FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation for share based payments to employees. The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Recent Accounting Pronouncements
--------------------------------

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.
There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

NOTE 3 . FIXED ASSETS

Fixed asset values recorded at cost are as follows:

                                               September 30,       December 31,
                                                  2009                2008
                                                  ----                ----


Computer equipment                             $  4,622             $  4,622

Furniture and fixtures                            3,742                3,742
                                              -----------           ------------
                                                  8,364                8,364

Less accumulated depreciation                    (8,634)              (8,303)
                                              -----------           ------------

Total                                           $     -             $     61
                                              ===========           ============


During the nine months ended September 30, 2009, the Company fully depreciated its fixed assets.

NOTE 4. NOTES PAYABLE

At September 30, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes during the nine months ended September 30, 2009 of $34,435 ($12,715 for the three months ended September 30, 2009).

NOTE 5.  NOTES PAYABLE, CONVERTIBLE

In April 2009, a vendor owed $200,534 agreed to convert the amount owed to it into long-term debt in the form of a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2011. The promissory notes provide the holders with the right to convert in part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At September 30, 2009, $200,534 was outstanding. During the three and nine months ended September 30, 2009, interest of $3,033 and $5,703 had been accrued, respectively.

NOTE 6.  STOCKHOLDERS' EQUITY

Common stock
------------

The Company has 100,000,000 shares of authorized common stock, no par value, with 10,449,166 shares issued and 10,249,166 shares outstanding as of September 30, 2009 and December 31, 2008, with 200,000 shares in treasury at each date.

Stock options
-------------

At September 30, 2009, the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under FASB Accounting Standards Codification No. 505 whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares. The Company has no non-employee stock options outstanding.

Employee stock options
----------------------

The Company accounts for employee stock options under FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation. Unless otherwise provided for, the Company covers option exercises by issuing new shares. At the beginning of 2009 the Company had 5,000 options outstanding and exercisable. During the nine months ended September 30, 2009, no options were granted, exercised or cancelled, leaving a balance at September 30, 2009 of 5,000 outstanding employee stock options.

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


NOTE 8.   SUBSEQUENT EVENTS

The Company evaluated events through November 16, 2009 for subsequent events to be included in its September 30, 2009 financial statements herein.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the three months ended September 30, 2009, we incurred an operational loss of $34,464 compared to $15,944 during the three months ended September 30, 2008. The increase of $18,520 was a result of the increase in general and administrative expenses as a result of the Company's limited operational activities over the period.

During the three months ended September 30, 2009, we incurred a net loss of $47,179 compared to $31,741 during the three months ended September 30, 2008. The increase of $15,438 is a direct result of the $18,520 decrease in operational expenses offset by a $2,895 decrease in interest expense.

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the nine months ended September 30, 2009, we incurred an operational loss of $102,516 compared to an operational loss of $159,783 during the nine months ended September 30, 2008. The decrease of $57,267 is a result of the decreases general and administrative expenses, as well as professional expenses as a result of the Company's limited operational activities over the period.

During the nine months ended September 30, 2009, we recognized a net loss of $136,951 compared to a net loss of $200,450 during the nine months ended September 30, 2008. The decrease of $63,499 was a result of the $57,267 decrease in operational expenses combined with a decrease of $6,232 in interest expense.

LIQUIDITY
---------

At September 30, 2009, we had no current assets, we had total current liabilities of $779,975, consisting of a bank overdraft of $312, accounts payable of $194,980, $106,183 in accrued expenses and liabilities and $478,500 in promissory notes. Our current liabilities exceed our current assets by $779,975 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the nine months ended September 30, 2009, we neither used or received funds from our operational activities. During the nine months ended September 30, 2009, we recognized a net loss of $136,951, which was adjusted for a depreciation expense of $61. During the nine months ended September 30, 2008, we used funds of $100,919 in our operational activities. During the nine months ended September 30, 2008, we recognized a net loss of $100,450, which was adjusted for depreciation of $561 and $25,600 in compensatory stock expenses.

During the nine months ended September 30, 2009 and 2008, we did not use or receive any funds from investment activities.

During the nine months ended September 30, 2009, we did not receive or use any funds from our financing activities. During the nine months ended September 30, 2008, we received $101,000 from our financing activities. During the nine months ended September 30, 2008, we received $102,500 from notes payables and paid $1,500 in notes payables.

At September 30, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes during the nine months ended June 30, 2009 of $40,667 ($12,715 for the three months ended September 30, 2009).

In April 2009, a vendor owed $200,534 agreed to convert the amount owed to it into long-term debt in the form of a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2011. The promissory notes provide the holders with the right to convert in part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At September 30, 2009, $200,534 was outstanding. During the three and nine months ended September 30, 2009, interest of $3,033 and $5,703 had been accrued, respectively.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A. RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

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





                             INTERNATIONAL PAINTBALL
                                ASSOCIATION, INC.
                                  (Registrant)



Dated:   November 16, 2009             By: /s/ Brenda Webb
                                           ---------------
                                               Brenda Webb
                                       (Acting Chief Executive Officer
                                        and Acting Principal Accounting Officer)