Form 10-K
period 2009-12-31
International Paintball Association, Inc.
filed 2010-05-24
CIK 1446801

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-53835

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.

             (Exact name of registrant as specified in its charter)


            Colorado                            20-1207864
----------------------------------       ------------------------
 State or other jurisdiction of               I.R.S. Employer
  incorporation or organization              Identification No.

        501 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, TX 76262
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                  Common Stock
                                  ------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There was no aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2009 since the common stock of the International Paintball Association, Inc. does not trade on any of the markets, at this time.

There were 10,499,166 shares outstanding of the registrant's Common Stock as of May 18, 2010.




                                TABLE OF CONTENTS

                                                   PART I
                                                                                                           Page
                                                                                                           ----
ITEM 1                  Business                                                                             1
ITEM 1 A.               Risk Factors                                                                        17
ITEM 1 B.               Unresolved Staff Comments                                                           22
ITEM 2                  Properties                                                                          22
ITEM 3                  Legal Proceedings                                                                   22
ITEM 4                  Removed and Reserved                                                                22

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchases of Equity Securities                                               23
ITEM 6                  Selected Financial Data                                                             24
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                          24
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                          28
ITEM 8                  Financial Statements and Supplementary Data                                         28
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosures                                                                         28
ITEM 9 A.               Controls and Procedures                                                             28
ITEM 9 A(T).            Controls and Procedures                                                             29
ITEM 9B                 Other Information                                                                   29

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                             30
ITEM 11                 Executive Compensation                                                              32
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholer Matters                                                                  36
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence           37
ITEM 14                 Principal Accounting Fees and Services                                              37

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                             38
SIGNATURES                                                                                                  39


                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to International Paintball Association, Inc. ("IPA" or "the Company") plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause IPA's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of IPA's to implement its business strategy; ability to obtain additional financing; IPA's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this document or in other of IPA's filings with the Securities and Exchange Commission. IPA is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."



                                     PART I

ITEM 1.  BUSINESS
-----------------


General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "IPA," "We," Us," or the "Company" are to International Paintball Association, Inc.

About International Paintball Association, Inc.

International Paintball Association, Inc., a Colorado corporation, was incorporated in the State of Texas on May 8, 2004 as 4G Paintball, Inc. and was originally based in Dallas, Texas. We have since moved domicile to Colorado by merging with International Paintball Association, Inc., our wholly owned subsidiary in September 2008. We are now based in Trophy Club, Texas.

Our Company was formed for the purpose of providing, services and products for paintball sport activities. Paintball sport activities are those activities by persons who are using paintball equipment and accessories for recreational entertainment in various games and interactions with other paintball enthusiasts whether organized formally or in ad hoc activities. "Paintball Activities" includes the shooting of paint pellets with air guns at targets, other players in competitive individual or team play, and role playing in simulated military or law enforcement scenarios. The sport/sanctioned activities/competitions we will sponsor will focus on traditional paramilitary style paintball team or individual competition.

Our Company filed a Form 10 on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934, and became automatically subject to future reporting obligations. We are a development stage Company with no current revenues, and we have achieved net losses of approximately $2,047,095 since inception. We have relied solely on sales of our securities and loans from officers, directors and shareholders to fund our operations. We are in the process of raising financing to execute our business plan and fund future operations. As such, we are considered to be a development stage company. We have had no revenues to date and our net loss for the year ended December 31, 2009 was $148,848 and for the year ended December 31, 2008 was $205,597. Our auditor has issued a going concern opinion in his audit opinion which indicates substantial doubt that our Company may continue operations due to lack of revenues and lack of capital.

Our actions taken to date have consisted of organizing our Company, conducting an initial round of private financing to obtain "seed" capital and designing our business plan, including interviews with industry participants, visits to paintball field and retail facilities, evaluating website development firms, architectural firms, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment, as well as real estate brokers. We have not engaged any of these vendors and do not intend to engage them until we have raised additional funds. We did not spend any funds on research and development activities in the years ended December 31, 2009 and, 2008.

Description Of Business Plan

When IPA was organized in 2006, the paintball market was a splintered largely localized sports activity with great unrealized consolidation possibilities. We identified an opportunity to organize the players by offering them the option of affiliating with a professionally run, technologically efficient and aggressive organization, that we believed would lead the paintball sport into a new level of market exposure and acceptance. From our beginning, our plan has been to engage talent from the sport and use their experience and contacts to organize the players into leagues and the products into venues where we had the most players with the best products on the best fields. That plan was started, talent was engaged, funds for market tests were raised, proofs of concept tournaments were held, but in the end, that initial effort was unsuccessful. The time since that initial effort has been spent unwinding the commitments that were made during that effort, and analyzing the results to make necessary changes to our initial business plan. In the time since that initial effort, the unorganized market opportunity that existed is now being organized and claimed by several emerging organizations doing certain pieces of what we are now proposing to do. The success of those organizations efforts has validated our early assessments, but admittedly now makes the work before us more difficult. That competition will be discussed in greater detail below.

Our business operations will sell and market products for paintball activities and will promote our brand identity in paintball. Contemporaneous with those efforts, we will establish a league based sanctioning body initially for amateur players, and grow them into semi-professional, and then to professional paintball leagues and play. As NASCAR is to stock car racing and the PGA is to Golf, International Paintball Association will seek to become their equivalent as the sanctioning body of Paintball play. To accomplish this we must establish our own leagues, and establish our own IPA Uniform Rules of Paintball Tournament Play. Our initial rules as written are generally consistent and substantially track standard rules of play applied by other "competing" organizations identified in the Competition discussion below.

Our success will be determined by our ability to build or acquire branded products, and to co-market other brands both online and onsite at our sponsored/sanctioned events. Our success will not be determined by our becoming the sanctioning body of the paintball industry. However, we believe that membership in an organization that ties all of these components together with a sense of competitive community for the members in a way that builds on a satisfying fan/player experience will generate steady growth in revenues.

IPA Uniform Rules of Play will change based on player input/feedback and as use may suggest is appropriate or beneficial. IPL Current Rules of Play are framed around rules from the American Paintball League (APL) Tournament Rules of Play, and the National Professional Paintball League (NPPL). Just as those organizations, player input for any changes will be solicited from committees composed of IPA members. As membership grows to provide the feedback desired to improve the game experience.

To establish a league, we must first build a membership base. We will apply the lessons learned in the test tournaments sponsored in 2004 which are discussed in greater detail below to enter the market. We will establish our membership base and introduce our company to the paintball market by sponsoring tournaments within the existing market structure at established paintball parks that have an existing player following. From our test tournaments, we confirmed what works and what does not, however, we recognize that our cost of entry in different geographical and demographic markets will vary with the circumstance and opportunity. Although we have established budgets for this effort, until we begin that promotional effort, we will not know what may change about the cost estimates we have made in our forecasts below. Whenever possible, we will use IPA Rules, but expect that it will be necessary to adapt and compromise to local field rules to gain exposure and market for the Company. We understand that until our membership base and following becomes large enough to significantly impact a tournament's profitability, the local park rules will generally be applied. With or without the use of IPA Rules, our contribution to advertising will make the event a "sanctioned" event. An event will be sanctioned because we claim it as a "sanctioned" event, not because IPA Rules are or are not applied. Players and fans who attend or participate in the will be a market for additional membership, and our branded products which will be sold at those events.

As discussed in greater detail below, a membership that is free is not seen as having value. Nevertheless, to initially build numbers, we may implement an initial promotional signup effort at sanctioned/sponsored events that offers a membership to individual payers in conjunction with player registration, or upon some combination of payment of event admission fee and purchase of IPA branded products followed by an online signup registration for spectator non-players. Sponsored leagues and tournaments will be offered the opportunity to purchase IPA logo branded merchandise, and sponsoring fields will be distributors of IPA logo merchandise. As quickly as we determine that the market will permit, or as our following and membership begins to bring additional attendance, then we will implement a "membership fee" competitively priced with other "leagues" as discussed below. At that juncture, our IPA rules and structure can be required as the applied league and tournament rules for all IPA sanctioned events. However, there is no assurance that our company can accomplish the goal of building a successful following or marketing effort for products or memberships.

There is substantial overlap of our business plan with the stated missions of several other organizations currently servicing the industry. At this time, the most significantly is with the National Professional Paintball League which in a recently published open letter it players from its commissioner is committed to expand its "Feeder League System" downstream from its professional league. This downstream growth will be fueled by the availability of "professional" players to interact with the non-professionals. The NPPL current strategy will have professional players playing on Friday's and available to promote their Feeder Leagues on Saturday. When not playing, the Professional Players are directed to be available for teaching, and promoting the sport among the players in the non-professional leagues. The potential for this competition has existed for years, but now it is a stated on record plan of action for the NPPL expansion. As discussed both earlier, and in greater depth below, our initial concentration will be on the non-professional player group. Our focus will be on the enthusiast player experience while the NPPL focus is on using that non-professional group to enhance the benefits to its professional membership. The NPPL growth strategy is from the top (professional) down (amateur). Our plan is to grow upward from our amateur base up first into semi-professional then perhaps into professional. We believe this distinction will make IPA affiliation more attractive to a public looking for entertainment instead of the more intense mix associated with the Professional Leagues.

Product marketing trends continue to migrate from bricks and mortar fixed base structures to online traffic at a staggering rate. Forrester Research projected online retail sales growth from 2008 to 2009 to rise by 17%, and Reuters has projected online retail growth to increase by 60% in 2014 over 2009. It is important to note that this is growth projected in the shadow of the greatest recession to confront our country since the Great Depression of 1929. Online marketing has dramatically altered the way marketing dollars are spent. Shop.org reports that more than 50% of marketing budgets are spent on customer acquisition and another 20+% for customer retention. Search Engine Marketing
(SEM) and Search Engine Optimization (SEO) strategies utilizing paid placement and inclusion has become standard and a requirement for any serious online sales effort. A Shop.org survey reported that 90% of their respondents utilize pay for performance search placement, and 79% of those respondents indicated an expectation to increase that expense the next year.

Our online marketing site has been inactive for more than a year, and we have contracted to have it rebuilt. We expect that it will be operational on or before August 31, 2010. IPA currently has no members, and will initiate its membership in conjunction with the restart of its new website and sponsorship of tournaments. SEM and SEO strategies will be outsourced, but will be integrated into the planning of this new marketing site. This site is discussed in greater detail below. In the budgets shown herebelow, we have allocated $350,000 for advertising from the first $1,000,000 raised, and $40,000 of that is allotted for services web advertising for the first 12 post funding months. The amounts that will be allocated from the net balance ($310,0000) for product promotion online vs. paper print and for SEM and SEO services vs. U.S. Mail will be better evaluated closer in time to the expenditure than now, but because of the online presence and fluency of our target market, we expect to focus on web based promotions.

Our primary target market is males aged 13-34, which generation's behavioral, attributes are considered unique and tough to address by traditional product marketers. We believe attributes such as, a need for consistent feedback and recognition, safety, instant gratification, technology based social life and desire for reality based experiences, are satisfied by the sport of paintball. For example, the generation that grew up on reality television shows and considers the "Survivor" model to be the norm, our management believes will be attracted to realistic paintball scenario play, with the "last man standing" the winner. We intend to attempt to create a brand that has life-style qualities for this target market, encouraging daily visits to the website for social networking, and paintball sport updates, off-field team building, and balanced work/play lifestyle.

Competition

The Paintball market is dynamic market that transitions rapidly where multiple organizations are competing for dominance, and the "order" has not yet been established with any certainty. Organizations that existed and appeared to be growing and strong several years ago have disappeared or been reorganized. A recent apparent success is the recent reorganization of the NPPL into the old US Paintball organization. That shift to focus on the Professional League component of the industry appears to have significantly stabilized that segment of the market. With market maturation, there are several other groups within the existing paintball culture that also appear to have well organized and growing structures. Significant among them is the American Players Paintball Association
(APPA) which claims 50,000 players on record. APPA's business revolves around registering players of leagues that use their system for tournaments, and then using that registration information that they maintain to support the leagues that utilize their services. Additionally they offer insurance to parks and tournaments as an enhancement to their market draw and appeal. Leagues that currently use the APPA system include Paintball Sports Promotions which claims to be the largest national paintball league, the National Collegiate Paintball Association which is the major national college paintball league, and the Carolina Field Owners Organization which is large regional league organization. Competition is discussed in greater depth below where we address services and products marketing.

International Paintball Association's Proposed Lines of Business

We are pursuing two major lines of business, the first is sales of branded and co-marketed products and services, and the second is developing our position as a leading sanctioning body of the Paintball Sport. With both online and onsite product sales at sponsored or sanctioned events we will sell "IPA" branded products and services (detailed hereinafter) to attending spectators, league and tournament participants (IPA members), and IPA affiliating parks and facilities. The product sales component of our model will generate revenue projected in the financial budgets included here after. We do not know when or if the sanctioning component of our business plan will generate funds sufficient to cover its costs. However, we expect to see benefit from our sanctioning promotional efforts through enhanced logo brand sales both online and at events.

By claiming to be a "sanctioning body", we become one. Nothing more is required. Over time, our member relations and our selection and designation of events as sanctioned will determine the success and financial benefit we derive from that claim. Success as a sanctioning body can be measured by several different standards. If the incremental sales revenues derived as a consequence of our claim as sanctioned, are material, then we will be considered successful. When a significant number of parks or tournaments adopt our rules and policies and use them as a "standard", then our sanctioning can be considered successful. If our members/affiliates exceed the number of members/affiliates of other organized paintball associations, then we will be successful. We expect to establish the "IPA" sanctioned event as a standard which will have value through recognition of consistent and uniform policies and rules from region to region and in local areas. While there can be no assurance at this time of the growth or acceptance of IPA sanctioning we believe it will have promotional value to those parks, tournaments and vendors which affiliate with IPA.

We  believe   that  our  segment   penetration   revenue   shares  and  time  to
implementation may be summarized as follows:

Product Markets

a)   Marketing to commence - 8/1/10 first significant rollout

b) Revenue penetration 94% of total revenues within first 9 months down to 80% of revenues.

c) Products will all use "IPA" logo to create awareness of IPA to carry over to "Services" side.


Services

a)   Marketing to commence 8/30/10

b)   Revenue participation 5% of total revenues

c) Services model will cross promote the product side by offering IPA approved products


            Revenue                        Product Sales                             Services
---------------------------------------------------------------------------------------------
September 2010                                  94%                                     6
October 2010                                    92%                                     8
November 2010                                   90%                                     10
December 2010                                   88%                                     12
January 2011                                    86%                                     14
February 2011                                   85%                                     15
March 2011                                      84%                                     16
April 2011                                      83%                                     17
May 2011                                        82%                                     18


As marketing begins its rollout in September and market awareness of IPA builds, then the tournaments sponsored and sanctioned will become more frequent and increase in number. We expect that initial tournaments will be less profitable than later tournaments as we buy into the market. We will maintain our margins for IPA brand logo from the initial rollout and consequently as tournaments become more profitable, they will contribute a larger portion against a stable margin from product sales.

Product Based Business.

As reflected above, our initial revenue stream will be product sale based, with a growing service contribution. We will offer IPA logo products as well as co-marketed products from other manufacturers to both promote IPA and to support our members/customers who participate in the sport. Our clothing line is a tool we plan to use to help promote the sport as well as show support for the sport. Participants will purchase IPA logo clothing and articles as part of their play experience to extend the satisfaction and maintain the memory of the event. Ours is an activity associated memory and with anticipation of upcoming IPA events, so players who continue to play at IPA events will accumulate IPA logo branded event specific merchandise. However, there is no expectation that sales will occur to any substantial degree until we begin sponsoring IPA sanctioned events.

We are currently in discussions with distributors to secure access for our site to offer a complete line of paintball items without physically handling inventory and distribution. We also have products lists, and order information for three different paintball product lines which are available to us at wholesale pricing or on a private label basis. We will initiate these agreements as needed in conjunction with bringing our website online. The following products and services will be offered to the public via our website and at our sponsored/sanctioned events:

o        Gear, markers (guns), masks, vests, goggles, etc.
o        Consumables, i.e. paint balls themselves
o        Apparel
o        IPA logo items, such as shirts, hats, bags, etc.
o        Gifts and gift cards

Clothing. We will provide a line of clothing to our customers. IPA will not manufacture the clothing it may sell, but will offer designs that are produced by third party manufacturers. The clothing may be sold through online sales, at tournaments and through wholesalers, with IPA promoting the clothing at events and through links on its website. The clothing will carry the official IPA label and authentication. The clothing's primary purpose is to promote paintball as a lifestyle, while also giving players a distinctive aggressively clothing styles as an alternative to other lines available in the market.

Equipment. Various types of private labeled equipment from third parties will also be sold on our website as well. This equipment will include paintballs, masks, markers, and accessories. By doing this, we can illustrate the type of equipment that is expected to be used by players participating within our tournaments, leagues and events while also seeking to diversify our revenue generating activities.

As referenced above, we are in discussions with companies that have agreed to provide product and distribution services on an out-sourced basis with positive gross margins to the Company. Through those relationships we will be able to offer to sale from our website a range of paintball related products. This will allow the Company to selectively introduce its own IPA branded products, and to have initial buying power in the market place without the cost of establishing warehouse and distribution facilities. We will also establish a web affiliate program available to member parks only, that establishes relevant links for web ranking purposes, while driving volume. As hits build, and traffic increases on the website, we believe advertising opportunities and sponsorships will become another source of revenue.

Planned Services

The "International Paintball Association" is a membership association that will be managed by our Company, and will provide services to its members, stimulate brand loyalty and build brand market share. Association memberships will be sold for an annual fee. As discussed earlier, Free Membership would have no perceived value and except in the initial promotion phase will not be offered. We currently are not providing any tournament or league sanctioning or management. We plan to begin that activity in the third quarter of 2010 conditioned upon achieving adequate capital for such operations. We have budgeted $500,000 for this business segment (See Plan of Operation). We have no committed sources for this funding required. Our timeline is to implement this phase in the next twelve months.

Planned Industry Segment Services

The services segment will allow us to build market share and brand recognition, in anticipation of the creation of farm teams that participate in regional tournaments and pro leagues, which would allow us to tap into spectator event generated revenue, as well as media coverage and sponsorships. We intend to build "Farm Teams" (teams of local paintball players who compete against each other) in local areas in conjunction with local parks or paintball facilities starting in third quarter 2010 where we use our brand "IPA" to join with local businesses as financial sponsors, (generating advertising for the local business) very similar to other regional league sports providing competition for local teams.

1. Step-by-Step Players' Guides to IPA Series Paintball Tournaments - These booklets will include calendars of upcoming events to help teams map out what events they will want to participate in, a step-by-step guide on what is needed for all the tournaments, and how to play the different types of tournaments that we plan to will organize. This guide will provide information on different courses that competitions will be help at, as well as information on some of the major professional teams that compete within the Series.

2. Operations Manual - This guide will act as an operations manual to enable tournament operators to run our tournaments.

3. Event Planning - We intend to provide event planning services in a wide range of applications that involve paintball play. We will seek to enhance satisfaction in the areas of appearance, performance, and level of play and will utilize all available resources to ensure that only the highest quality services are delivered.

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

o    IPA player service and regulatory agency for dispute resolution

o    Planned Member Park Services

o Professionally created marketing collateral designed/available at volume o pricing

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


One early focus of the Company will be to create and sponsor a sanctioning body of Paintball managed by our Company by providing:

o    Tournament and league sanctioning and management

o    Membership administration and management

o    Web Store & merchandising for products and services

o    Marketing and branding services

o    Spectator revenue

Web Store for Merchandising Products and Services

We intend to develop and operate a Web Store for the purpose of selling, under the IPA name, paintball products including:

o        Paintball Guns
o        Accessories
o        Consumables (Paint)
o        Apparel
o        Gifts
o        Other Branded Merchandise


Our website will be designed to provide membership registration and product sales, generating an initial source of revenue. In the future, we intend to expand the website with added services that include online league/tournament registration, rules and safety information, realistic game scenarios, forums for competitive banter, forums to share product recommendations, update on paintball news, etc., or to just chat. The plan is to drive more traffic to our IPA online store for gear, accessories, apparel and paint purchases. As visitor volume increases, advertising opportunities become another source of revenue.

Membership Administration and Management

We intend to offer different membership and competitor - options ranging from general membership, park and facilities membership up to professional level membership. These memberships are intended to provide member benefits designed to drive brand loyalty to the International Paintball Association, traffic to the web store and visits to our member parks and facilities. Planned membership benefits are to include:

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

o        collateral

o        Scalable Operations Plan centrally developed

o        Governing Body for dispute resolution and consistent rules

Proposed Marketing Services

Our research indicates that the present paintball industry is characterized by over 2,000 fields and facilities that are mostly "mom and pop" operations, which focus on the local market. There were approximately 325 series or league events held in the past year with little centralized coordination. Participants were enticed to events through local marketing efforts and word of mouth. Management believes a paintball sport, "brand" with associated advertising will benefit affiliated parks and facilities through increased player traffic through consistent identity to their locations.

Proposed Tournament and League Sanctioning and Management

We have test marketed tournament events, in 2004 in the Dallas and Houston, Texas area with 2 events, in preparation for larger scale operations. We had approximately 100 attendees at each event with approximately 40 paying participants at our Dallas event and 80 participants at our Houston event.. These events were used to test the business concept and to test event structure in preparation for scalable operations.

The first event in Dallas was unprofitable losing about $6,000 on $12,606 in revenue. We learned from that unsuccessful experience and our second event (in Houston, Texas) had $25,921 revenue and approximately $5,092 in gross profit. We also tested a league system in 2005 in a local paintball facility in Dallas, and were encouraged by the participation by players. However, it was apparent after that exercise that success would require a strong member communication channel with more organizational structure over a larger geographic area.

We learned several lessons from our previous events:

o Start earlier with publicizing the event to give people a longer time frame to get the event on their personal calendar.

o Early enrollment with earlier cut-off deadline so the officials can be contracted.

o    Justify number of officials by participants - no guess work.

o Pre-marketing - use the internet to get the announcement out - website & e-mail

o    Online enrollment with ability to pay on website.

o    Use of Pay-Pal to control the cash risk.

o    Vendor price reduction on product

o Benefits of the draft was that we had teams with a more equal competitive level. No team was too far advanced over another. This "leveled the playing field" and made every participant feel their participation contributed to the team effort. We learned they would participate again if they were on a better team than they were individually.

o We determined that we could further the play by developing these leagues into pods that would lend itself to playoffs and championship games. We never had an opportunity to test the pod system.

Based on this experience, we have developed our concepts further and drafted event rules. We believe such a foundation is what could make the tournaments and league play more consistent and leads to the scalability of league play. Participants in IPA sanctioned leagues and tournaments will be required to be members of IPA and the league/tournament events will be at IPA affiliated facilities. Additional revenue opportunities exist for the sale of expendable products (paint), event apparel, commemorative items, team uniforms, IPA branded merchandise, and concessions. We believe tournament and league play provides three key advantages:

o    Drives product sales for IPA branded products;

o    Develops players for higher league, semi-pro and professional teams; and

o Drives traffic to IPA affiliating facilities, as part of the marketing services that IPA is offering.


Organization of Events

We intend to pick quarterly event dates in local areas for local tournaments which we will promote through advertising in local media, paintball stores, and to our mailing lists of members and enthusiasts. We will have annual regional playoffs for local top competitors. Our company will co-sponsor these events with local paintball facilities and retailers and national merchandisers.

Affiliations with Parks & Facilities

We intend to offer affiliation with or association to paintball facilities and local retailers and national merchandisers. By such affiliation we will co-market events at such facilities with the advertising participation of local retailers and national merchandisers to create the market perception of an industry collaborating at supporting the sport. These affiliating facilities have not yet been identified. Our affiliation will be based on market surveys that have not yet been performed and which will not be performed until a more proximate time, and consequently on fees that cannot yet be determined. Our affiliations with retailers and merchandisers will be based on such factors as location, synergy with our goals, and consumer recognition of the affiliate. Until a larger number of these factors can be evaluated as costs associated with the events, we cannot project who we will affiliate with, or what the associated fees associated with that transaction will be. Fees that we determine can be charged will be determined by local market conditions at the time of the agreement. Local market conditions and pricing will vary depending on local economy at that specific time, and costs of that local field. Those costs will vary with location, size and field finish or equipment. Some fields may be suitable for charging fees to non-participants, and others may not. The determination of how these fees will be apportioned will be made initially as we are able to negotiate at the time. Experience only will allow us to find a pattern for charges and allocation. None of these are constants and all will require specific analysis at the time of negotiations to arrive at a pricing where both IPA and the affiliate are able to make a profit on the event or relationship.

Plans for owned or Managed Facilities

We do not currently have any plans to acquire "owned facilities", or to manage facilities, as that would require an entirely new management structure and conflict through competition with our partnering or affiliating park plan.

Spectator Revenue Goal

We believe non-player spectator revenues are the ultimate goal of the business plan. Our plan capitalizes on the collection non-player enthusiasts with friends and families of members competing in leagues and tournaments to build skill and name recognition. Our plan builds a "farm" system, developing players who ultimately form teams to compete, first in higher division recreational leagues, then finally in semi-pro and professional leagues. Once professional play is implemented, we believe additional revenue opportunities that may be driven by media offerings are possible.

The sources of these revenues may include:

o        Viewer Admission fees

o        Increased Concession Sales

o        Commemorative Event Programs, with team bio's, advertising, etc.

o        Product merchandising

o        Television

o        Sponsorship

Planned  Tournaments

The tournaments that IPA intends to organize have been given the name IPA Tournament Series. This series includes different tournaments that may be schedule all over the states of Texas California and Florida. There will be three different skill levels that different teams will be able to participate in. These skill levels are as follows:

o Rookie: these are the beginners of the tournament. They have only participated in tournament play for a limited time and are working on gaining critical experience required to compete in the higher skill levels.

o Novice: The players on a novice team have been participating in tournament play for one to three years and are generally better than the rookie players, but do not have the required skill to participate successfully on the pro level.

o Open or Professional: These are players that have been participating in tournament play for over three years and are generally the best players in the game. Many teams play constantly in as many tournaments as possible, no matter where they have to travel.

The price will vary depending on the rental price of the different facilities that we will be using, but generally, the price will be $125 for a rookie team, $250 for a novice team, and $300 for a pro team.

Each team will consist of nine players, of which only seven can play at any one time. Each team in each difficulty level can have two players that are classified in the category higher than theirs. For example, a rookie team can have two novice players on their team and still be considered a rookie team. Any more than two players in a higher difficulty class will force the team to register in the higher difficulty level.

Sales Literature

We will use various forms of sales literature to help increase awareness of our tournaments and also to recruit teams of all skill levels. We will have specialty brochures developed that specifically outline all events that will be organized by us and these brochures will be directly mailed out to registered users of our website as well as teams and spectators in the audience who sign up on our mailing list at our tournaments. We will have contact numbers as well as information detailed on what future tournaments or products will be available from us. We will also distribute brochures to help in the promotion of our unique and innovative clothing line. In addition, we plan in the future on promoting their events via radio advertising, television spots, cable TV, newspapers, industry publications, public relations and internet via the company website as well as electronic mailing to registered players and paintball enthusiasts throughout our entire target market.

Competitive Strengths

We believe we will have a competitive edge within the industry in that we are focused on the largest market (amateurs), and we have refined our mission to concentrate on the development and organization of paintball tournament leagues and events. There are several other paintball associations as discussed previously which can be considered peripherally competitive to our company, but we are not aware of any other organizations seeking to become recognized as a Paintball "sanctioning body". Many people and groups may organize one or perhaps a few paintball tournaments, but we are not aware of any that have built a series setting on on the scale that we plan. Our planned IPA Tournament Series will refine and refocus the way paintball players think about tournaments, leagues, and events and will help to develop the sport to become more organized and well known within local communities where there is little organization for the sport. We plan on being a driver in the industry in the markets that we serve, and expect to be the initial and only governing body, giving us a first to market advantage.

Business Strategy for Association Business

Our business strategy is to position the "International Paintball Association" as the official governing body of the sport of paintball. As such, it will not only be the final arbiter in issues involving rules and professional play, but also will be a consolidating influence in a fragmented sport, thus raising the level of spectator participation, sponsorships and media attention. We hope to attain this strategic objective with aggressive membership building campaigns and a family of branded products and services offered to both players and member parks including:

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

o Marketing materials generated centrally with economies of scale/professionalism

o        Benefit of centrally executed campaigns

o        Pre-designed local campaigns for member park use

o        Rules and regulations centrally administered

Pricing Strategy

Our membership pricing below is in line with competition. Paintball Sports Promotion (PSP) is the largest non-professional organization in the national tournament business, and their pretournament online annual player registration fee is $40.00 with an increase to $50.00 if the signup is on the day of a participant's tournament. This is an annual fee for a player ID card issued through the American Paintball Players League (APPL) that is required for player participation in any PSP event.

We will price our tournament services appropriately to appeal principally to the rookie and novice players. Tournament entry fees and product offerings will vary with a view to local historic pricings, and the broader then current industry / market prices.

Targeted Player Registration Fee:

         Annual Novice Fees                                   $ 50/yr.

         Competitors Annual Fees up to 5 years
         or until tournament (region) achieves pro            $150

         Pro (after 5 yrs)                                    $250

Promotion Strategy

Our demographic target market generally prefers to obtain its information electronically. Our promotions strategy will reflect that preference in its promotional communications focused on 13-34 year old males. IPA's website will be a primary avenue for internal team and interleague communication, product promotions member specials, forum product reviews, or any promotional online marketing opportunities that may arise. We will offer member parks use of IPA promotion designs for local implementation, as well as the ability to tap into volume buying power through IPA affiliate purchase programs.

Market share and market presence to build brand identity will be our initial goal. We currently have no brand awareness and consequently cannot be considered a "brand". Our promotions will be centered on registering members from a targeted region. Local TV and radio ads, print media, direct mail, public relations, and contests will be utilize, all driving traffic to IPA's website. During strategic promotional efforts, IPA will offer discounted, park membership to approved facilities who generate a minimum number of IPA members from their existing customers, thus tapping into their customer base, and enlisting the park's help in securing memberships.

Product promotions are planned to these same lists. The IPA web store will promote aggressively with Search Engine Marketing (SEM)and Search Engine Optimization (SEO) strategies utilizing paid placement and inclusion to drive visits that convert to sales. Member parks that join our affiliate program will benefit from our inventory and volume buying power, while driving additional page views on our site, and sales conversions. As product becomes a greater revenue contributor to IPA, we plan to expand into IPA logo items, and then to expand to custom team apparel, as well. These items will be sold at tournaments, on our website, and be worn by IPA sponsored players and teams.

Fees will be paid by Tournament participants that are higher than standard play fees. Because of increased play parks will price the facility use to IPA below their standard play rate, and that incremental excess will be revenue of IPA. Also IPA will be selling IPA logo at the event. Those sales will be handled by IPA personnel paid for by IPA. However, a portion of those IPA administered sales will go to the facility as a fee. All sales by the facility from its inventory stock will not be shared by IPA. Parks will benefit and will be willing to share the fees in the above manner or some hybrid version of the above because of the increase in volume generated by the additional event marketing and promotion monies spent by IPA and because of the introduction of new IPA members to that facility. Varying degrees of capital investment in different facilities as well as different market demographics dictate that the fee split structure will differ with different parks. Understandably, the IPA split will become stronger as the IPA brand builds in strength, so the IPA side of the split the first year will likely be smaller than the split we will expect in subsequent years.

Sales Strategy

IPA's sales strategy will focus upon the brand awareness generated by the marketing techniques referenced above, supplementing with limited use of inside sales where appropriate. Inside sales will be utilized to some degree utilizing both inbound and outbound sales calls. While we will focus on product sales at events and with online marketing efforts detailed elsewhere herein, we acknowledge that there remains a significant but shrinking segment of the buying market that continues to prefer phone calls for purchasing instead of online/internet orders. Because of this until our experience proves us wrong, we will maintain an inbound call services for purchasers who wish to call in orders. Also, outbound calls to parks to promote their stocking the IPA product lines and to both parks and targeted individuals to promote IPA affiliation will be utilized to promote and build IPA name recognition. We currently do not have any brand awareness. Targets generated by market research and made aware of IPA through marketing, may be personally invited to participate in an IPA event. Member park targets may be called upon directly by a paintball professional or ex-military sharp shooter, for example, acting on IPA's behalf. IPA expects to hire professional and semi-professional paintball players, and retired police and military, as sales representatives.

Competition

Our "International Paintball Association" is intended to serve the same function in the sport of paintball as NASCAR is to car racing or PGA is to golf.

Competition in the Product Segment

Competition includes companies currently selling paintball gear via ecommerce, in local paintball shops, and big box retail, paintball online forums, existing paintball tournaments and/or leagues, and existing paintball associations. The Company's products will be distinguishable from our competition by the use of the IPA brand and logo.

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

Competition in the Services Segment

We believe that one of IPA's competitive advantages is that no other entity in the sport has secured a market position that include the benefits of a national governing body combined with player and park membership recruitment. Each segment of the industry has successful participants, but none of these have stepped up to the role of branding and consolidating the sport, with centralized economies for members and ecommerce gear sales, and online forum social networking, and farm system for players, combined. IPA intends to recruit members, while highlighting the benefits of membership. Currently Existing Competition Paintball Associations:

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

Existing Tournaments include: NPPL, NXL, World Cup, Spyder Cup, Millennium Series in Europe, XPSL League

Employees

As of May 18, 2010, International Paintball Association had no full time employees. The officers and directors of the Company currently provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

Administrative Offices

The Company's principal address is 501 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, Texas 76262, and the telephone number is (817)491-8611; and the facsimile number is (817)491-4955. The Company does not currently pay monthly rent for the use of this address, which is the office of the Company's President.


ITEM 1A.  RISK FACTORS
----------------------


                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to IPA's plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause IPA actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of IPA to implement its business strategy; ability to obtain additional financing; IPA's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this document or in other of IPA filings with the Securities and Exchange Commission. IPA is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



                          GENERAL BUSINESS RISK FACTORS

OUR COMPANY RISK FACTORS

Each prospective investor should carefully consider the following risk factors, as well as all other information set forth elsewhere in this prospectus, before purchasing any of the shares of our common stock.

GENERAL BUSINESS RISK FACTORS

We are a development stage business which is highly risky.

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

Our business is significantly dependent upon our management team. Our success will be particularly dependent upon our leadership: Ms. Brenda Webb our CEO and acting CFO. The loss of Ms. Webb could have a material adverse effect on our Company. Management is not working full time for us and devotes about twenty hours per week to our operations. If we are successful in our funding plan, then full time management will be engaged and transitioned into management. We have begun discussions with several different individuals who we believe can fill that role, but those individuals will not engage, and will not permit the discussions beyond their present level until our funding has begun. Ms. Webb has no prior experience as an officer or director in a registered company, but among our directors, Mr. Greene and Mr. Davenport both have served in management or as directors with several public companies in multiple industries. Mr. Compton has considerable experience specific to our industry, but has no prior public company experience as an officer or director.

Over the last year, we have had several changes in management and we cannot provide any assurances that we will be able to continue to retain current management, especially due to our current liquidity issues. The inability to retain management could have an adverse impact on our continuing operations.

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

We have incurred net losses and may never operate profitably.

Our shareholder may be at risk of our business failing because, since inception we have had net losses totaling $2,047,095. During the year ended December 31, 2009, we incurred a net loss of $148,848. There is no assurance we will ever operate profitably and continued net losses would eventually cause us to cease business.

We are a public company with significant annual expenses to maintain the public SEC reporting status of the Company.

The annual expenses of legal accounting and audits for an SEC Reporting company are significant and such expenses may erode or eliminate the profits, if any ever are generated, which could jeopardize any investment in the Company.

We may be exposed to risks of borrowing, due to which, if secured by assets, in event of default we could lose our assets.

We have incurred indebtedness, totaling $992,444 at December 31, 2009 and a portion of our cash flow will have to be dedicated to the payment of principal and interest on such indebtedness, Our indebtedness at December 31, 2009, consists of $217,667 accounts payable, $95,743 in accrued liabilities, $478,500 notes payable and $200,534 in convertible notes payable. Currently, we do not have adequate capital to cover the payment of this debt and future cash flows may not be adequate to cover payments.

The $478,500 in notes payable are all currently overdue. While overtures to holders proposing extensions of the due dates have been sent, there can be no assurance that these efforts will be successful. The $200,534 convertible note payable is due on April 11, 2011, and is convertible in part or in whole into shares of common stock at a conversion price of $.50 per share (401,068 shares). All notes are unsecured.

A default judgment under a loan agreement or for any of our existing indebtedness could result in the loan becoming immediately due and payable, and then if unpaid, a judgment in favor of such lender which would be senior to the rights of shareholders of our Company. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, operating results or financial condition.

We have convertible debt which is convertible into our common stock. A conversion of such debt could have a dilutive effect to existing shareholders.

At December 31, 2009, we have an outstanding convertible promissory note of $200,534. Such note payable is due on April 11, 2011 and is convertible into Shares of our common stock in whole or in part at a conversion price of $.050 per share. When the note payable is converted into shares of our common stock, this could have a dilutive effect to the holdings of our existing shareholders

We have all of the risk of new untested venture, and investors could lose their investment as a result of any of such risks.

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

We are subject to general economic conditions which, as they are turning downward, could make our venture less likely to succeed.

The financial success of our Company may be sensitive to adverse changes in general economic conditions in the United States, such as recession, inflation, unemployment, and interest rates. Such changing conditions could reduce demand in the marketplace for our services and the paintball industry overall.

Current economic conditions have resulted in individuals having less disposable income, which could result in less potential players and a decreased interest in paintball sports. As a result we could see fewer participants and reduced cash flows that may result in delays in execution of our business plan. We cannot confirm this expectation as we have no active operations to measure or compare, however, industry reports are that the rapid growth in this industry has stabilized or slowed to a point of no growth as a consequence of the economy. We cannot know whether the growth seen in the sport before the current economic slowdown will revive, or whether another sport or interest will replace it.

We will continue to have a need for additional financing, and without adequate financing to carry out our business plan, we could fail.

We have limited funds and such funds will not be adequate to carry out the business plan without borrowing significant funds. Our ultimate success may depend upon our ability to raise additional capital. We will have to seek funds through loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made by shareholders or management. Accordingly, there can be no assurance that additional funds will be available to the Company to allow us to pay existing debt and cover future cash expenditures contemplated by our business plan.

We have no revenue history and investors have no way to gauge the business based upon history of revenue.

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

We can offer no assurance of success or profitability, and investors will have a high risk of loss.

There is no assurance that we will ever operate profitably. There is no assurance that it will generate revenues or profits, or that the value of our shares will be increased thereby.

RISK FACTORS RELATED TO OUR STOCK

Our stock is a highly speculative investment.

Due to the highly speculative nature of our business, Investors should not invest unless they can financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We will pay no foreseeable dividends in the future.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

No public market exists for our common stock at this time, and there is no assurance of a future market.

There is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities.
Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

Our investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

We are a reporting company, but our stock is not publicly traded.

There is no trading market for our common stock. We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, pursuant to Section 15d of the Securities Act and we are registered under
Section 12(g). As a result, shareholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. We intend to provide our shareholders with quarterly unaudited reports and annual reports containing financial information prepared in accordance with generally accepted accounting principles audited by independent certified public accountants and we intend to be registered under the Securities Exchange Act, Section 12(g).

We are not registered in states under blue sky laws, which may make our stock unmarketable.

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

We may place investors at risk due to a lack of diversification.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

On January 27, 2010, we filed a second Amended Registration Statement on Form 10/A with the Securities and Exchange Commission ("SEC"). On February 6, 2010, in connection with the filing on Form 10/A we received a comment letter from the SEC regarding the disclosures in the filing on Form 10/A. We have been in the process of preparing our response to such comments and amending our Form 10/A filing for such comments and will be filing such documents with the SEC in the near future.

ITEM 2.  PROPERTIES
-------------------

Our principal mailing address is 501 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, Texas 76262, and the telephone number is (817)491-8611; and the facsimile number is (817)491-4955. Effective June 1, 2008, the Company does not currently pay monthly rent for the use of this mailing address or other offices. We will office out of the offices or homes of its executive officers until additional capital is raised. We do not own any real estate, trademarks or patents. Prior to June 1, 2008, J.H. Brech, LLC, a related party, charged the Company $800 a month plus office related expenses. These expenses are included in accrued expenses payable to related parties.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

IPA anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and IPA cannot assure that their ultimate disposition will not have a materially adverse effect on IPA's business, financial condition, cash flows or results of operations. As of the filing of this document, we are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.

ITEM 4.  (REMOVED AND RESERVED)
------------------------------

Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
-------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

Currently there is no public trading market for our stock, and we have not applied to have the common stock quoted for trading in any venue. We intend to apply to have the common stock quoted on the OTC Bulletin Board immediately after the effectiveness of our Form 10 filing. No trading symbol has yet been assigned.

Rules Governing Low-price Stocks That May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Our stock currently is not traded on any stock exchange or quoted on any stock quotation system. We intend to solicit a broker to apply for quotation of common stock on the FINRA's OTC/BB, after the effectiveness of our Form 10 filing.

Quotations on the OTC/BB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock will be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are and may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of May 18, 2010, we have approximately 97 shareholders of record of our common stock. Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who has not been one of our affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 6 months, is entitled to sell shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144.

Dividend Policy

Holders of IPA common stock are not entitled to receive dividends. International Paintball Association, Inc. has not declared or paid any dividends on IPA common shares and it does not plan on declaring any dividends in the near future. IPA currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

During the period of January 1, 2009 through December 31, 2009, we did not make any sales of or issuances of our unregistered securities.

Issuer Purchases of Equity Securities

IPA did not repurchase any shares of its common stock during the year ended December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


MANAGEMENTS' DISCUSSION AND ANALYSIS


The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein.

This discussion contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

Plan of Operations

The Company was formed for the purpose of providing, services and products for paintball sport activities. Paintball sport activities are those activities by persons who are using paintball equipment and accessories for recreational entertainment in various games and interactions with other paintball enthusiasts whether organized formally or in ad hoc activities. "Paintball Activities" includes the shooting of paint pellets with air guns at targets, other players in competitive individual or team play, and role playing in simulated military or law enforcement scenarios. The sport/sanctioned activities/competitions we will sponsor will focus on traditional paramilitary style paintball team or individual competition.

Our Company filed this Form 10 on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934, and by filing we are automatically subject to future reporting obligations.

Plan Of Operations With 12 Month Budget And Quarterly Goals

We intend to commence a private offering in 2010 to fund the budget below.

We intend to raise $1,000,000 in a private placement to finance the following twelve months of operations. With current economic conditions as they are, there is no assurance that we will be able to complete a $1,000,000 private placement in 2010.

Our operating budget, based on the intended $1,000,000 Capital raise is:

         Enhanced Web Site Development and Operations                   $50,000
         Conference and Travel                                           25,000
         Legal and Accounting                                            65,000
         Branding, Marketing & Advertising                              350,000
         General and Administrative Expense                             150,000
         Rent and Facilities Expense                                     45,000
         Insurance and Risk Management                                   50,000
         Working Capital and Tournament Operations                      265,000
         -----------------------------------------------------------------------
         Total                                                       $1,000,000

If we are unable to complete the placement of $1,000,000, we will reduce certain of the above categories as discussed below.

The following is a more detailed breakdown of our proposed activities and goals, we expect to achieve with our initial raise of $1,000,000.

Phase One: We intend to initiate discussion with and engage experienced industry advisors to assist our management team to begin our management search effort. We will utilize our existing personal relationships in that selection, but have not yet reached a decision on which individual or group we will associate for that effort. We expect to issue invitation for interviews during this time.

Phase Two: We will begin our management interviews with the intent of hiring immediately.

Phase Three: If new management hires are not complete, then that will have priority at this time. Our new corporate management team will be responsible for development and implementation of the following additional items:

     1. Establish initial operating policies and procedures corporately and for multiple paintball league and tournament operations

     2. Establish accounting structure and policies for multiple paintball league and tournament operations.

     3. Continue funding efforts if not yet complete.

     4. Assist in recruiting additional promotional talent for IPA marketing efforts both in both product sales and in league/tournament building

In the event are not successful in raising any of the funds sought with our initial $1,000,000 placement, we will continue our work to maintain our status as a reporting company with limited travel and the minimum of administrative expenses while we continue to pursue funding. We will continue activities where costs are not incurred, but where costs would be incurred, we will not engage in any of the other activities set forth in Phase One.

Results of Operations for Years Ended December 31, 2009 and 2008.

During the years ended December 31, 2008 and 2009, we did not recognize any revenue. We are a development stage company and are pre-revenue.

During the year ended December 31, 2008, we incurred total operating expenses of $159,605 compared to $101,847 for the year ending December 31, 2009. The decrease of $57,071 is a result of a decrease in general expenses, as a result of a decrease in operational activities in 2008 and a focus on the filing of the Company's registration statement on Form 10-12g. The decrease in operating expense was also a result of management reducing payments for board services utilizing fewer consulting services an overall reduced operational expenditures..

During the year ended December 31, 2009, we recognized an interest expense of $47,001 compared to $45,992 during the year ended December 31, 2008. The increase of $41,009 was a result of a increase in notes payable during the year ended December 31, 2009.

During the year ended December 31, 2009, we recognized a net loss of $148,848 compared to a net loss of $205,597 during the year ended December 31, 2008. The decrease of $56,749 was a result of the $57,071 decrease in operational expenses combined with the $1,009 increase in interest expense, along with the $687 decrease in depreciation and amortization.

Liquidity and Capital Resources

From inception through December 31, 2009, we have funded our operations primarily from the following sources:

         o Equity proceeds through private placements of International Paintball Association securities;

         o        Loans and lines of credit; and

         o        Sales of equity investments.


For the Years Ended December 31, 2008 and 2009

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. As of December 31, 2009, the Company had total assets of $61 consisting solely of cash and cash equivalents of $38 and total liabilities of $992,444, consisting of accounts payable of $176,834, accounts payable related parties of $40,833, accrued interest payable of $95,743 and notes payable of $679,034. The working capital deficit as of December 31, 2008 was $837,415.

Cash used by the Company's operating activities during the year ended December 31, 2009 was $38 compared to $119,206 during the year ended December 31, 2008. During the year ended December 31, 2009, net losses of $148,848, were reconciled of non-cash activities of $61 in amortization and depreciation expense with an increase in accounts payable by $101,919 and a decrease in accounts receivable of $46,923 comprising most of the balance. During the year ended December 31, 2008, net losses of $205,597 were reconciled by non-cash activities of $748 in amortization and depreciation expense and $21,600 in compensatory stock expenses, with the balance largely from an increase in accounts payable and accrued liabilities.

During the years ended December 31, 2008 and 2009, the Company did not receive or use funds in its investing activities.

During the year ended December 31, 2009, the Company received no funds from financing activities, but during the year ended December 31, 2008, the Company received $119,000 from its financing activities. The Company received $122,500 from notes payables and made payments of $3,500 on notes payable during the year ended December 31, 2008

At December 31, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes during the year ended December 31, 2009 and 2008 of $38,265 and $45,992, respectively.

In April 2009, a related party owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2010. The promissory note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At December 31, 2009, $200,534 was outstanding. During the year ended December 31 2009, interest of $8,736 had been accrued.

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

Going Concern

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009 and 2008 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

The Company is dependent on raising additional equity and/or, debt to fund any negotiated settlements with its outstanding creditors and meet its ongoing operating expenses. There is no assurance that the Company will be able to raise the necessary equity and/or debt that the Company will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. The Company cannot make any assurances that the Company will be able to raise funds through such activities.

Critical Accounting Policies

The Company has identified the policies below as critical to its business operations and the understanding of the Company's results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements for the years ended December 31, 2009 and 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period. This number has not been adjusted for outstanding options since the average would be anti-dilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

IPA's operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate any significant interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of International  Paintball  Association,  Inc.
for the years ended December 31, 2009 and 2008, period from May 25, 2004 (inception) through December 31, 2009 start at page F-1.

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made on in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management believes that internal control over financial reporting is effective. The Company has not identified any, current material weaknesses, considering the nature and extent of the Company's current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as IPA's directors or executive officers, including their ages as of May 18, 2010.


               Name                            Age                      Position
------------------------------------ ------------------------- ---------------------------
Brenda D. Webb                                  63             CEO, President, CFO &
                                                               Chairman of the Board
Jeffrey Compton                                 33             Director
Malcolm C. Davenport, V                         58             Director
Redgie T. Green                                 57             Director


Changes in Management

During the year ended December 31, 2009, IPA had the following changes in management:

     o    On January 8, 2009, Mr. Wesley F. Whiting resigned as a director.

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

     o    On April 13, 2009,  Mr.  David  Martinez  resigned as Chief  Operating
          Officer.

     o    On April 13,  2009,  Mr.  Malcolm  Davenport,  IV was  appointed  as a
          Director.

     o    On May 8, 2009, Mr. Jeffrey Huitt resigned as a Director.

     o On June 16, 2009, Mr. Jeffrey Compton resigned as the Chief Executive Officer.

     o On June 17, 2009, Ms. Brenda Webb was appointed the Chief Executive Officer & CFO of the Company.

Biographical Information

BRENDA D. WEBB, age 63, Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board

Ms. Webb has served as a Board Member of International Paintball since 2004. On June 17, 2009, she was appointed the Chief Executive Officer of International Paintball. Ms. Webb was employed with the Trust Company of Georgia where she worked exclusively in the stock transfers department. She later spent nine years as the Executive Assistant to the President at Bridan Industries, Inc. followed by fourteen years in real estate sales and marketing. Ms. Webb is also and entrepreneur as the owner of Picture This, a retailer and manufacturer of custom picture framing products and services.

JEFF COMPTON, age 33, Director

Mr. Compton has experience in the management and banking sectors. He has more recently focused his efforts in the electronic commerce and credit card processing industry and currently is the managing partner of Stonestreet
Management. Before co-founding Stonestreet Management, He held executive management positions in the private sector. He was Sr. V. P., Director of
Strategic Partnerships within the ISO Network for Paymentech Merchant Services/Visa MasterCard. He was also responsible for National Sales, Agent Recruiting, Association Services, Agent Bank / Partnership Development for a top Processor in the NPC ISO Network. After co-founding Stonestreet Management in early 2004, Stonestreet began to grow its corporate real estate holdings and property management division. In 2006 after acquiring a modest portfolio of merchant processing clients, the partners began a program to attract new sales and clients. Mr. Compton attended Indiana University - Bloomington, University of Southern Indiana - Evansville, and holds several professional licenses in Indiana. From April 18, 2009 through June 16, 2009, Mr. Compton served as the Chief Executive Officer of International Paintball.

MALCOLM C. DAVENPORT, V, CPA and JD, age 58, Director

Mr. Davenport previously served as a director of ITC Holding Company, Inc., a West Point, Georgia-based private technology investment company. Some of the companies which it founded and grew include Powertel, Inc., (acquired by Deutche Telkom for $5.89 billion + assumption of $1.2 billion debt), Mindspring, Inc. (merged with EarthLink {NASDAQ: ELNK}), E-Company Store, Inc., PreSolutions, Inc., ASYNC, Inc., and Knology, Inc. {symbol NASDAQ: KNOL}. He also served as a director for ITC DeltaCom, Inc. {OTC BB: ITCD}, a Competitive Local Exchange Carrier (CLEC) company that is regionally significant in both the fiber and direct long distance sale business in the southeast United States. Mr. Davenport is licensed and active as an Attorney in the State of Georgia, and holds an inactive license in Alabama as both an Attorney and as a Certified Public Accountant.

REDGIE GREEN, age 57, Director

Mr. Green has served as a director of the Company, since March 2006. Mr. Green has been Secretary and Director of Sun River Energy, Inc. since 1998. In January 2009, he was appointed the President of Sun River Energy, Inc. He has been an investor in small capital and high-tech ventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He served as a director for Mountains West Exploration, Inc. in 2005-2006. He is a director of Concord Ventures, Inc. (formerly Cavion Technologies, Inc.) (2006) and was appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005 to July 2007. He was appointed as a director of Aspeon, Inc. since 2007 through December 2009. He has been appointed a director of INTREorg Systems, Inc.

Our officers are spending up to 20 hours per week on our business at this time. At such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full time roles in the Company's operations and be paid accordingly or find additional managers that will be accordingly.

Terms of Officers & Directors

Our directors hold office until the next special meeting of the shareholders and until their successors have been duly elected and qualified. Our officers are elected at the special meeting of the Board of Directors and hold office until their successors are chosen and qualified or until their death, resignation, or removal.

Committees of the Board of Directors

Our Company is managed under the direction of its board of directors. Our board of directors plans to establish an audit and executive committees as soon as practicable.

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

Annual Meeting

Our annual meeting of our stockholders is expected to be held at a future date. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Colorado and on such date as may be fixed from time to time by resolution of our board of directors.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the officer compensation received during the last three fiscal years, including salary, bonus and certain other compensation to our Chief Executive Officer and named executive officers for the past three fiscal years. In April 2009, Ms. Brenda Webb became the acting CEO/CFO of the Company. She has not received any compensation for her services.









                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)




                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                    Non-equity   Non-qualified
                                                                    incentive       deferred
                                                 Stock    Option       plan       compensation     All other
                               Salary    Bonus   awards   awards   compensation     earnings     compensation    Total
Name & Position     Year         ($)      ($)      ($)    ($)          ($)            ($)             ($)         ($)
------------------- ---------- -------- -------- -------- -------- ------------- --------------- -------------- --------
Brenda D. Webb,
CEO, President,     2009          0        0        0        0          0              0               0           0
CFO (1)             2008          0        0       $0        0          0              0            $2,000      $2,000

Joy Gibbons,        2009          0        0        0        0          0              0               0           0
Chief Executive     2008          0        0       $1,250    0          0              0               0        $1,250
Officer (2)         2007          0        0       $0        0          0              0               0           0

Jeff Huitt, CFO     2009          0        0        0        0          0              0               0           0
and Director and    2008          0        0       $1,000    0          0              0               0        $1,000
Acting              2007          0        0       $0        0          0              0               0           0
CEO/President (3)

David Martinez,     2009          0        0        0        0          0              0               0           0
Chief Operating     2008          0        0       $3,000    0          0              0               0        $3,000
Officer(4)          2007          0        0       $0        0          0              0               0           0


(1) On June 17, 2009, Ms. Brenda Webb was appointed the Chief Executive Officer & CFO of the Company. During the year ended December 31, 2008, Ms. Webb received 200,000 shares of restricted common stock at $0.01 per share for $2,000 for her services as a director of the Company.

(2) Ms. Gibbons received 125,000 restricted shares of common stock at $0.01 per Share for services as CEO/President, during the year ended December 31, 2008. Ms. Gibbons provided her services through her consulting company J H Gibbons, LLC. The rate for these services was $ 50 per hour. Ms. Gibbons resigned as the Chief Executive Officer and a director of the Company on March 18, 2009.

(3) Mr. Huitt received 300,000 restricted shares of common stock at $0.01 per Share for his services as CEO, during the year ended December 31, 2008. Mr. Huitt provided his services through Huitt Consulting which is the consulting company under which CFO services are provided by Jeff Huitt. The rate for these services was $50 per hour. Mr. Huitt resigned as an officer of the Company on April 8, 2009.

(4) Mr. Martinez received 100,000 restricted shares of common stock at $0.01 per share, during the year ended December 31, 2008. On April 13, 2009, Mr. David Martinez resigned as Chief Operating Officer


Ms. Webb does not have an employment agreement with the Company.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

IPA does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2008 and 2009.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control of us, or a change in the person's responsibilities following such a change in control.

Compensation Committee Interlocks and Insider Participation

The IPA board of directors in its entirety acts as the compensation committee for IPA.

Stock Option Plan

The Company does not have a stock option plan at this time.


                              Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2009:


                                                      Non-equity
                 Fees                                  incentive     Nonqualified
                 earned        Stock       Option        plan          deferred
     Name        or paid    awards ($)   awards ($)   compensation  compensation      All other
                  in cash                                 ($)          earnings      compensation   Total
                    ($)                                                  ($)              ($)         ($)
---------------- ---------- ------------ ------------ ------------ ----------------- -------------- ---------
Redgie  T.         $ -0-       $-0-          -0-         $ -0-           $-0-            $ -0-       $ -0-
Green

Jeff Compton       $ -0-       $-0-          -0-         $ -0-           $-0-            $ -0-        $-0-

Brenda D. Webb     $ -0-       $-0-          -0-         $ -0-           $-0-            $ -0-        $-0-

Malcolm C.         $ -0-       $-0-          -0-         $ -0-           $-0-            $ -0-        $-0-
Davenport

Joy Gibbons (1)    $ -0-       $-0-          -0-         $ -0-           $-0-            $ -0-        $-0-

David Martinez     $ -0-       $-0-          -0-         $ -0-           $-0-            $ -0-        $-0-
(2)

Jeffrey Huitt      $ -0-       $-0-          -0-         $ -0-           $-0-            $ -0-        $-0-
(3)

Wesley Whiting     $ -0-       $-0-          -0-         $ -0-           $-0-            $ -0-        $-0-
(4)


     (1) Ms. Gibbons resigned as the Chief Executive Officer and a director of the Company on March 18, 2009.

     (2) Mr. Martinez resigned as an officer and director of the Company on April 13, 2009.

     (3)  Mr. Huitt resigned as a director of the Company on May 8, 2009.

     (4)  Mr. Whiting resigned as a director in January 2009.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

We have agreed to pay $500 for Directors fees for meeting attendance, however, the payment of those fees are waived when the cash financial situation of the Company does not have funds to pay. Stock maybe issued in lieu of cash payments from time to time. An Audit Committee has yet to be established therefore no compensation has been paid for this function.

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

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------


The following table sets forth information with respect to the beneficial ownership of IPA outstanding common stock by:

     o each person who is known by IPA to be the beneficial owner of five percent (5%) or more of IPA common stock;

     o IPA chief executive officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of IPA common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of IPA common stock that IPA believes was beneficially owned by each person or entity as of December 31, 2009.

There are currently 100,000,000 common shares authorized of which 10,499,166 are outstanding.


                               Number of Shares of
Name and Address of                                            Common Stock           Percent of Class
Beneficial Owner (1)                                        Beneficially Owned       Beneficially Owned
--------------------------------------------------------- ------------------------ -----------------------
Brenda D. Webb, CEO, President, CFO and Chairman of the                 1,300,000          12.38%
Board (2)

Jeff Compton, Director                                                     25,000          0.24%

Malcolm Davenport, IV, Director                                                 0            0%

Redgie Green, Director                                                     25,000          0.24%

J.H. Brech, LLC (3)                                                     1,000,000          9.53%
                                                          ------------------------ -----------------------

All directors and executive officers as a group (four                   1,350,000          12.86%
persons)
---------------------------------------------------------

(1) Except as noted above the business address for all listed individuals or entities is International Paintball Association, Inc., 501Trophy Lake Drive, Ste 314, PMB 106, Trophy Club, TX 76262.

(2) Brenda Webb is a member of JH Brech, LLC, which owns 1,000,000 shares of common stock and a convertible promissory note convertible into 418,540 shares of the Company's common stock at December 31, 2009. Brenda Webb personally owns 300,000 shares. If all notes were converted Ms. Webb would own directly 300,000 shares and beneficially 1,418,540 for a total of 1,718,540.

(3) J. H. Brech, LLC owns 1,000,000 shares of common stock and holds a convertible promissory note in the principal amount of $200,534. The convertible promissory note provides for conversion of principal and accrued interest at $0.50 per share. If such principal and accrued interest where converted at December 31, 2009, J.H. Brech would receive 418,540 shares of common stock.

*Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. The Company does not have an options or warrants outstanding at December 31, 2009.

 . CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

Prior to June 1, 2008, a related party, of which Ms. Webb, and officer and director of the Company, is a member (JH Brech LLC) charged the Company $800 per month plus direct expenses for office space. The Company terminated this agreement on June 1, 2008 to reduce the expenses associated with office space.

As of December 31, 2009, the Company owed approximately $40,833 in accounts payable to a related party, JH Brech LLC for consulting services J.H. Brech consulting services included such activities as corporate development and financial advisement.

Ms. Webb, an officer and director of the Company, is owed $5,833 at December 31, 2008 for services. In addition, Ms. Webb is a member of J.H. Brech, LLC, which holds a convertible promissory note as discussed below.

In April 2009, a related party owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2010. The promissory note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At December 31, 2009, $200,534 was outstanding. During the year ended December 31 2009, interest of $8,736 had been accrued.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Ronald R. Chadwick, P.C. ("Chadwick") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 and December 31, 2008 by Ronald R. Chadwick, P.C.



                                                                 Year Ended December 31,
                                                          2009                              2008
                                              -----------------------------      ----------------------------
Audit Fees                                            $10,750                              $9,040

Audit-related Fees                                         $0                                $0


Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                            $10,750                              $9,040

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)       Audited  financial  statements  for years ended  December 31, 2009 and
          2008


(b)               Exhibit No.                                   Description
                  -----------                                   -----------
                 3.1            Articles of Incorporation of International Paintball Association, Inc. (1)

                 3.2            Bylaws of International Paintball Association, Inc. (1)

                 31.1           Certification of Chief Executive Officer pursuant to Section 302 of the
                                Sarbanes-Oxley Act (2)

                 32.1           Certification of Principal Executive/Accounting Officer pursuant to Section
                                906 of the Sarbanes-Oxley Act (2)

--------------------------------------------------------------------------------
(1) Incorporated by reference from the exhibits included in the Company's Registration Statement on Form 10-12g filed with the Securities and Exchange Commission (www.sec.gov), dated October 16, 2008. A copy can be provided by mail, free of charge, by sending a written request to International Paintball Association, Inc., 1510 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, Texas 76262

(2) Filed herewith.

                   INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                         (formerly 4-G PAINTBALL, INC.)
                          (A Development Stage Company)
                              Financial Statements



                                TABLE OF CONTENTS



                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  1


FINANCIAL STATEMENTS

                  Balance sheets                                         2
                  Statements of operations                               3
                  Statements of cash flows                               4
                  Statements of stockholders' equity                     5
                  Notes to financial statements                          7

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
International Paintball Association, Inc.
Trophy Club, Texas

I have audited the accompanying balance sheets of International Paintball Association, Inc. (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from May 24, 2004 (inception of the development stage) through December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Paintball Association, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from May 24, 2004 (inception of the development stage) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado
R. Chadwick, P.C.
April 30, 2010
RONALD R. CHADWICK, P.C.

/s/Ronald R. Chadwick, P.C.




                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                                 Balance Sheets





                                                                                           December 31,
                                                                                         ---------------------------------
                                                                                              2009             2008
                                                                                         ---------------  ----------------
                                                                                           (Audited)         (Audited)
ASSETS:

Current Assets:
        Cash                                                                                       $ 38               $ -
                                                                                         ---------------  ----------------
               Total Current Assets                                                                  38                 -

        Furniture & Fixtures (Net)                                                                    -                61
                                                                                         ---------------  ----------------
               Total Fixed Assets                                                                     -                61


                                                                                         ---------------  ----------------
TOTAL ASSETS                                                                                       $ 38              $ 61
                                                                                         ===============  ================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
        Bank over draft                                                                             $ -              $ 17
        Accounts Payable                                                                        176,834           148,934
        Accounts Payable, related parties                                                        40,833           167,348
        Accrued liabilities                                                                      95,743            48,820
        Notes payable                                                                           478,500
        Note payable, convertible                                                               200,534           478,500
                                                                                         ---------------  ----------------
               Total Current Liabilities                                                        992,444           843,619

                                                                                         ---------------  ----------------
               Total liabilities                                                                992,444           843,619
                                                                                         ---------------  ----------------
                                                                                         ---------------  ----------------

Stockholders' Deficit
Common Stock, no par value; 100,000,000 shares authorized
        10,449,166 issued and outstanding at December 31, 2009 and 2008, respectively           930,358           930,358
Preferred Class A stock, no par value 240,000 shares authorized
        No shares issued and outstanding at December 31, 2009 and 2008, respectively                  -                 -
Preferred Class B stock, no par value 1,600,000 shares authorized
        No shares issued and outstanding at December 31, 2009 and 2008, respectively                  -                 -
Additional Paid-in Capital                                                                      124,371           124,371
Treasury Stock                                                                                      (40)              (40)

Deficit accumulated during the development stage                                             (2,047,095)       (1,898,247)
                                                                                         ---------------  ----------------

               Total Stockholders' Deficit                                                     (992,406)         (843,558)
                                                                                         ---------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                        $ 38              $ 61
                                                                                         ===============  ================

The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                    (Audited)


                                                                                           24-May-04
                                                           For the Year Ended           (Inception) to
                                                              December 31,                December 31,
                                                          2009             2008              2009
                                                    -----------------  --------------  ------------------

Revenue                                                          $ -             $ -        $ 63,723
Cost of Goods Sold                                                 -               -             36,479
                                                    -----------------  --------------  ------------------
         Gross Profit                                              -               -              27,244


         Amortization and Depreciation                            61             748               8,364
         Write offs                                                -               -             109,415
         General and administrative                          101,786         158,857           1,803,737
                                                    -----------------  --------------  ------------------
                 Total Expenses                              101,847         159,605           1,921,516
                                                    -----------------  --------------  ------------------
Net Operating Loss                                          (101,847)       (159,605)         (1,894,272)
                                                    -----------------  --------------  ------------------
Other Income (Expense)
   Miscellaneous Income                                            -               -               4,052
   Gain on debt settlement                                         -               -              15,100
   Interest                                                  (47,001)        (45,992)           (171,975)
                                                    -----------------  --------------  ------------------
Total Other Income (Expense)                                 (47,001)        (45,992)           (152,823)
                                                    -----------------  --------------  ------------------
Net Loss                                                  $ (148,848)      $(205,597)        $(2,047,095)
                                                    =================  ==============  ==================
Net Income/Loss per common share
   equivalent                                             $    (0.01)        $ (0.02)
                                                    =================  ==============
Weighted average number of common
   shares equivalent outstanding                          10,449,166       9,228,583
                                                    =================  ==============
* Less than ($0.01) per share.

     The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                    (Audited)


                                                                                                            May 24, 2004
                                                                            For the Year Ended             (Inception) to
                                                                               December 31,                  December 31,
                                                                          2009               2008               2009
                                                                    -----------------  -----------------  -----------------
Cash Flows from Operating Activities
Net Profit (Loss)                                                         $ (148,848)        $ (205,597)      $ (2,047,095)
         Depreciation                                                             61                748              8,364
         Compensatory stock issuances                                              -             21,600            591,525
         Option expense                                                            -                                47,992
         Write offs                                                                -                               109,415
Adjustments to reconcile net loss to net cash used
         by operating activities
Changes in operating assets and liabilities
         Bank overdraft                                                          (17)                17                $ -
         Increase in Accounts Payable and accrued liabilities                101,919             64,026            629,318
         (Increase) / Decrease receivables and accruals                       46,923                  -             46,923
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Used by Operating Activities                                       38           (119,206)          (613,558)
                                                                    -----------------  -----------------  -----------------
Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                               -                  -             (8,364)
         Notes receivable                                                          -                  -             12,000
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Provided (Used) by Investing Activities                             -                  -              3,636
                                                                    -----------------  -----------------  -----------------
Cash Flows from Financing Activities
         Funds received from note payables                                         -            122,500            561,450
         Payments of note payables                                                 -             (3,500)           (51,950)
         Sales of common stock                                                     -                  -            100,500
         Repurchase of treasury stock                                              -                  -                (40)
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Provided by Financing Activities                                    -            119,000            609,960
                                                                    -----------------  -----------------  -----------------
Net Increase (Decrease) in Cash                                                   38               (206)                38
                                                                    -----------------  -----------------  -----------------
Cash at Beginning of Period                                                        -                206                  -
                                                                    -----------------  -----------------  -----------------
Cash at End of Period                                                           $ 38                $ -               $ 38
                                                                    =================  =================  =================
Supplemental Disclosure of Cash Flow Information
         Cash paid for interest                                                  $ -            $ 1,738           $ 15,129
                                                                    =================  =================  =================
         Cash paid for taxes                                                     $ -                $ -                $ -
                                                                    =================  =================  =================
Supplemental Disclosure of Non-Cash Investing and Financing
         Activities:
         Common stock issued for services                                        $ -            $ 9,500          $ 530,500
                                                                    =================  =================  =================
         Common stock issued for interest                                        $ -           $ 16,100           $ 61,025
                                                                    =================  =================  =================
         Common stock issued for assets                                          $ -                $ -          $ 100,000
                                                                    =================  =================  =================
         Debt converted to capital                                               $ -                $ -          $ 214,712
                                                                    =================  =================  =================
         Accounts payable transferred to
            convertible note payable                                       $ 200,534                $ -                $ -
                                                                    =================  =================  =================

     The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From May 24, 2004 (Inception) through December 31, 2009


                                                                                                              Additional Deferred
                                               Common Stock       Preferred A Stock      Preferred B Stock    Paid-in    Offering
                                          # of Shares  Amount    # of Shares Amount     # of Shares Amount    Capital     Expense
                                          ---------------------- ---------------------  --------------------  ---------  -----------
Balances - May 24, 2004                            -        $ -          -        $ -          -        $ -        $ -        $ -
  June 2004 Stock issued for assets          200,000    100,000
  June 2004 Stock issued for cash              8,000      1,000
  June 2004 Stock issued for cash                                  240,000     30,000    139,000     69,500
  Aug 2004 H Hill accrued salary             166,666     20,833
     settlement for stock
  Deferred options                                                                                              50,714     (3,720)

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2004                  374,666    121,833    240,000     30,000    139,000     69,500     50,714     (3,720)

  Stock for services, several @$.10-$.50   1,958,000    343,000
  Stock for debt/settlement, several         235,000    117,500
     @ $.50
  Stock for interest, several @ $0.01        450,000      4,500
  Treasury stock                            (200,000)
  Deferred Offering Expense - Vested
   Options                                                                                                                    882
  Vested options - Cancellations                                                                                (2,722)     2,722
  Paid-in Capital RP Debt Cancellation                                                                          76,379

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2005                2,817,666    586,833    240,000     30,000    139,000     69,500    124,371       (116)

  Stock for services, several @ $.50         350,000    175,000
  Stock for interest, several @ $various   2,382,500     23,825
  Deferred Offering Expense - Vested
  Options                                                                                                                     116
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2006                5,550,166    785,658    240,000     30,000    139,000     69,500    124,371          -

  Stock for interest, several @ $.01       2,060,000     20,600
  Stock for services, several @ $.01         300,000      3,000
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2007                7,910,166    809,258    240,000     30,000    139,000     69,500    124,371          -

  Stock for interest, several @ $.01
  @3/31/08                                   200,000      2,000
  Stock for interest, several @ $.01
  @6/30/08                                   170,000      1,700
  Stock for interest, several @ $.01
  @9/30/08                                   640,000      6,400
  Stock for interest, several @ $.01
  @12/31/08                                  200,000      2,000
  Stock for services, several @ $.01
  @ 3/31/08                                  700,000      7,000
  Stock for services, several @ $.01
  @ 9/30/08                                  250,000      2,500
03/12/08 Conversion of Class A & B to
 common                                                                                                                        -
  by Directors Meeting, one for one          379,000     99,500   (240,000)   (30,000)  (139,000)   (69,500)
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------

Balances - December 31, 2008              10,449,166    930,358          -          -          -          -    124,371          -
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------

Balances - December 31, 2009              10,449,166   $930,358          -        $ -          -        $ -   $124,371        $ -
                                          =========== ========== ========== ==========  =========  =========  =========  =========

The accompanying notes are an integral part of these financial statements.




(Continued)
                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From May 24, 2004 (Inception) through December 31, 2009

                                                                      Deficit
                                                                   Accum. During
                                                           Treasury the Development
                                                           Stock       Stage       Totals
                                                          ---------  -----------  ----------
Balances - May 24, 2004                                        $ -          $ -         $ -
  June 2004 Stock issued for assets                                                 100,000
  June 2004 Stock issued for cash                                                     1,000
  June 2004 Stock issued for cash                                                    99,500
  Aug 2004 H Hill accrued salary                                                     20,833
     settlement for stock                                                                 -
  Deferred options                                                                   46,994
                                                                                          -
Net Loss for period                                                    (326,910)   (326,910)
                                                          ---------  -----------  ----------
Balance - December 31, 2004                                      -     (326,910)    (58,583)

  Stock for services, several @$.10-$.50                                            343,000
  Stock for debt/settlement, several                                                117,500
     @ $.50                                                                               -
  Stock for interest, several @ $0.01                                                 4,500
  Treasury stock                                               (40)                     (40)
  Deferred Offering Expense - Vested
   Options                                                                              882
  Vested options - Cancellations                                                          -
  Paid-in Capital RP Debt Cancellation                                               76,379
                                                                                          -
Net Loss for period                                                    (690,979)   (690,979)
                                                          ---------  -----------  ----------
Balance - December 31, 2005                                    (40)  (1,017,889)   (207,341)

  Stock for services, several @ $.50                                                175,000
  Stock for interest, several @ $various                                             23,825
  Deferred Offering Expense - Vested
  Options                                                                               116
Net Loss for period                                                    (363,762)   (363,762)
                                                          ---------  -----------  ----------
Balance - December 31, 2006                                    (40)  (1,381,651)   (372,162)

  Stock for interest, several @ $.01                                                 20,600
  Stock for services, several @ $.01                                                  3,000
Net Loss for period                                                    (310,999)   (310,999)
                                                          ---------  -----------  ----------
Balance - December 31, 2007                                    (40)  (1,692,650)   (659,561)

  Stock for interest, several @ $.01
  @3/31/08                                                                            2,000
  Stock for interest, several @ $.01
  @6/30/08                                                                            1,700
  Stock for interest, several @ $.01
  @9/30/08                                                                            6,400
  Stock for interest, several @ $.01
  @12/31/08                                                                           2,000
  Stock for services, several @ $.01
  @ 3/31/08                                                                           7,000
  Stock for services, several @ $.01
  @ 9/30/08                                                                           2,500
03/12/08 Conversion of Class A & B to
 common
  by Directors Meeting, one for one                                                       -
Net Loss for period                                                    (205,597)   (205,597)
                                                          ---------  -----------  ----------

Balances - December 31, 2008                                   (40)  (1,898,247)   (843,558)
Net Loss for period                                                    (148,848)   (148,848)
                                                          ---------  -----------  ----------

Balances - December 31, 2009                                 $ (40)  $(2,047,095) $(992,406)
                                                          =========  ===========  ==========

The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Years Ended December 31, 2009 and 2008


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

Basis of presentation - development stage company
-------------------------------------------------

The Company has not earned significant revenues from limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.


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

Accounts receivable
-------------------

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2009 and 2008 the Company had no balance in its allowance for doubtful accounts.

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

Advertising costs
-----------------

Advertising costs are expensed as incurred. The Company did not record any advertising costs during the year ended December 31, 2009 and 2008.

Income tax
----------

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Long-Lived Assets
-----------------

In accordance with FASB ASC No.'s 350 and 360, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

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

                                    December 31,             December 31,
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
                                    =============           =============

During the year ended December 31, 2009, the Company fully depreciated its fixed assets.


NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2009 and 2008 the Company had net operating loss carryforwards of approximately $2,000,000 and $1,900,000 which begin to expire in 2024. The deferred tax asset of $667,000 and $609,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2008 was $58,000 and $79,000.


NOTE 5. NOTES PAYABLE

At December 31, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes during the year ended December 31, 2009 and 2008 of $38,265 and $45,992, respectively.

NOTE 6.  NOTES PAYABLE, CONVERTIBLE

In April 2009, a related party owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2010. The promissory note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At December 31, 2009, $200,534 was outstanding. During the year ended December 31 2009, interest of $8,736 had been accrued.

NOTE 7.  STOCKHOLDERS' EQUITY

Common stock
------------

The Company has 100,000,000 shares of authorized common stock, no par value, with 10,449,166 shares issued and outstanding as of December 31, 2009 and December 31, 2008, with 200,000 shares in treasury at each date.

Stock options
-------------

At December 31, 2009 and 2008, the Company had stock options outstanding as described below.

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

Employee stock options
----------------------

The Company accounts for employee stock options under FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation. Unless otherwise provided for, the Company covers option exercises by issuing new shares. At the beginning of 2008 the Company had 5,000 options outstanding and exercisable. During the years ended December 31, 2009 and 2008, no options were granted, exercised or cancelled, leaving a balance at December 31, 2009 and 2008 of 5,000 outstanding employee stock options.


NOTE 8. CONTINGENCIES

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

NOTE 9.   SUBSEQUENT EVENTS

The Company evaluated events through April 30, 2010 for subsequent events to be included in its December 31, 2009 financial statements herein, and has determined that there are no subsequent events that require disclosure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Brenda D. Webb                                                  May 24, 2010
------------------------------------------------------------
Brenda D. Webb
(Principal Executive Officer/ Principal
Accounting Officer/ Chief Executive Officer and President,
Chief Financial Officer )



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Brenda D. Webb                                                  May 24, 2010
------------------------------------------------------------
Brenda D. Webb, Chairman of the Board


/s/ Jeff Compton                                                    May 24, 2010
------------------------------------------------------------
Jeff Compton, Director


/s/ Malcolm C. Davenport, V                                         May 24, 2010
------------------------------------------------------------
Malcolm C. Davenport, V, Director


/s/ Redgie T. Green                                                 May 24, 2010
------------------------------------------------------------
Redgie T. Green, Director