Form 10-Q
period 2010-03-31
International Paintball Association, Inc.
filed 2010-06-15
CIK 1446801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2010

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

As of June 14, 2010, there were 10,449,166 shares of the registrant's common stock outstanding.





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - March 31, 2010 and December 31, 2009                                   F-1

         Statements of Operations  -
                  Three months ended March 31, 2010 and 2009 and
                  From May 24, 2004 (Inception) to March 31, 2010                                F-2

         Statements of Changes in Shareholders' Deficit -
                   From May 24, 2004 (Inception) to March 31, 2010                               F-3

         Statements of Cash Flows -
                  Three months ended March 31, 2010 and 2009 and
                  From May 24, 2004 (Inception) to March 31, 2010                                F-4

         Notes to the Financial Statements                                                       F-5

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




                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                                         March 31,  December 31,
                                                           --------------------
                                                             2010       2009
                                                           ---------  ---------
                                                                      (Audited)
ASSETS:

Current Assets:
     Cash                                                     $ 22        $ 38
     Accounts receivable                                       125
                                                           ---------  ---------
         Total Current Assets                                  147          38

     Furniture & Fixtures (Net)                                  -           -
                                                           ---------  ---------
         Total Fixed Assets                                      -           -


                                                           ---------  ---------
TOTAL ASSETS                                                 $ 147        $ 38
                                                           =========  =========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable                                    $ 208,961   $ 176,834
     Accounts Payable, related parties                      36,032      40,833
     Accrued liabilities                                   104,578      95,743
     Note payable                                          478,500     478,500
     Notes payable, convertible                            200,534     200,534
                                                           ---------  ---------
         Total Current Liabilities                        1,028,605    992,444


Stockholders' Deficit
Common Stock, no par value; 100,000,000 shares authorized
     10,449,166 issued and outstanding at March 31, 2010
     and December 31, 2009, respectively                    930,358    930,358
Preferred Class A stock, no par value 240,000 shares
     authorized. No shares  issued  and  outstanding
     at March 31, 2010 and  December 31, 2009, respectively       -          -
Preferred  Class B stock, no par value 1,600,000 shares
     authorized. No shares issued and outstanding at
     March 31, 2010 and December 31, 2009-respectively            -          -
Additional Paid-in Capital                                  124,371    124,371
Treasury Stock                                                  (40)       (40)

Deficit accumulated during the development stage         (2,083,147)(2,047,095)
                                                           ---------  ---------

         Total Stockholders' Deficit                     (1,028,458)  (992,406)
                                                           ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 147       $ 38
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

                                      F-1





                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                            May 24, 2004
                                                        For the Three Months Ended        (Inception) to
                                                                 March 31,                  March 31,
                                                          2010              2009               2010
                                                    -----------------  ----------------  ------------------

Revenue                                                        $ 125               $ -            $ 63,848
Cost of Goods Sold                                                 -                 -              36,479
                                                    -----------------  ----------------  ------------------
         Gross Profit                                            125                 -              27,369


         Amortization and Depreciation                             -                60               8,364
         Write offs                                                -                 -             109,415
         General and administrative                           23,738            37,870           1,827,475
                                                    -----------------  ----------------  ------------------

                 Total Expenses                               23,738            37,930           1,945,254
                                                    -----------------  ----------------  ------------------

Net Operating Loss                                           (23,613)          (37,930)         (1,917,885)
                                                    -----------------  ----------------  ------------------

Other Income (Expense)
   Miscellaneous Income                                            -                 -               4,052
   Gain on debt settlement                                                           -              15,100
   Interest                                                  (12,439)           (9,472)           (184,414)
                                                    -----------------  ----------------  ------------------
Total Other Income (Expense)                                 (12,439)           (9,472)           (165,262)



Net Loss                                                   $ (36,052)        $ (47,402)        $(2,083,147)
                                                    =================  ================  ==================
Net Income/Loss per common share
   equivalent                                              $   (0.00)        $   (0.00)
                                                    =================  ================
Weighted average number of common
   shares equivalent outstanding                          10,449,166        10,449,166
                                                    =================  ================
* Less than ($0.01) per share.

      The accompanying notes are an integral part of these financial statements.

                                      F-2



                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
              From May 24, 2004 (Inception) through March 31, 2010
                                   (Unaudited)



                                                                                                              Additional Deferred
                                               Common Stock       Preferred A Stock      Preferred B Stock    Paid-in    Offering
                                          # of Shares  Amount    # of Shares Amount     # of Shares Amount    Capital     Expense
                                          ---------------------- ---------------------  --------------------  ---------  -----------
Balances - May 24, 2004                            -        $ -          -        $ -          -        $ -        $ -        $ -
  June 2004 Stock issued for assets          200,000    100,000
  June 2004 Stock issued for cash              8,000      1,000
  June 2004 Stock issued for cash                                  240,000     30,000    139,000     69,500
  Aug 2004 H Hill accrued salary             166,666     20,833
     settlement for stock
  Deferred options                                                                                              50,714     (3,720)

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2004                  374,666    121,833    240,000     30,000    139,000     69,500     50,714     (3,720)

  Stock for services, several @$.10-$.50   1,958,000    343,000
  Stock for debt/settlement, several         235,000    117,500
     @ $.50
  Stock for interest, several @ $0.01        450,000      4,500
  Treasury stock                            (200,000)
  Deferred Offering Expense -
   Vested Options                                                                                                             882
  Vested options - Cancellations                                                                                (2,722)     2,722
  Paid-in Capital RP Debt Cancellation                                                                             76,379

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2005                2,817,666    586,833    240,000     30,000    139,000     69,500    124,371       (116)

  Stock for services, several @ $.50         350,000    175,000
  Stock for interest, several @ $various   2,382,500     23,825
  Deferred Offering Expense -
   Vested Options                                                                                                             116
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2006                5,550,166    785,658    240,000     30,000    139,000     69,500    124,371          -

  Stock for interest, several @ $.01       2,060,000     20,600
  Stock for services, several @ $.01         300,000      3,000
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2007                7,910,166    809,258    240,000     30,000    139,000     69,500    124,371          -

  Stock for interest, several @ $.01
    @3/31/08                                 200,000      2,000
  Stock for interest, several @ $.01
    @6/30/08                                 170,000      1,700
  Stock for interest, several @ $.01
    @9/30/08                                 640,000      6,400
  Stock for interest, several @ $.01
    @12/31/08                                200,000      2,000
  Stock for services, several @ $.01
    @ 3/31/08                                700,000      7,000
  Stock for services, several @ $.01
    @ 9/30/08                                250,000      2,500
03/12/08 Conversion of Class A & B to
 common by Directors Meeting, one for one    379,000     99,500   (240,000)   (30,000)  (139,000)   (69,500)
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balances - December 31, 2008              10,449,166    930,358          -          -          -          -    124,371          -

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balances - December 31, 2009              10,449,166    930,358          -          -          -          -    124,371          -

Net loss for the period                            -          -          -          -          -          -          -          -
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balances - March 31, 2010                 10,449,166   $930,358          -        $ -          -        $ -   $124,371        $ -
                                          =========== ========== ========== ==========  =========  =========  =========  =========

     The accompanying notes are an integral part of these financial statements.

                                      F-3




                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
              From May 24, 2004 (Inception) through March 31, 2010
                                   (Unaudited)

(continued)


                                                                  Deficit
                                                               Accum. During
                                                     Treasury  the Development
                                                      Stock       Stage          Totals
                                                     ---------  -----------  ------------
Balances - May 24, 2004                                   $ -          $ -           $ -
  June 2004 Stock issued for assets                                              100,000
  June 2004 Stock issued for cash                                                  1,000
  June 2004 Stock issued for cash                                                 99,500
  Aug 2004 H Hill accrued salary                                                  20,833
     settlement for stock                                                              -
  Deferred options                                                                46,994
                                                                                       -
Net Loss for period                                               (326,910)     (326,910)
                                                     ---------  -----------  ------------
Balance - December 31, 2004                                 -     (326,910)      (58,583)

  Stock for services, several @$.10-$.50                                         343,000
  Stock for debt/settlement, several                                             117,500
     @ $.50                                                                            -
  Stock for interest, several @ $0.01                                              4,500
  Treasury stock                                          (40)                       (40)
  Deferred Offering Expense -
   Vested Options                                                                    882
  Vested options - Cancellations                                                       -
  Paid-in Capital RP Debt Cancellation                                            76,379
                                                                                       -
Net Loss for period                                               (690,979)     (690,979)
                                                     ---------  -----------  ------------
Balance - December 31, 2005                               (40)  (1,017,889)     (207,341)

  Stock for services, several @ $.50                                             175,000
  Stock for interest, several @ $various                                          23,825
  Deferred Offering Expense -
   Vested Options                                                                    116
Net Loss for period                                               (363,762)     (363,762)
                                                     ---------  -----------  ------------
Balance - December 31, 2006                               (40)  (1,381,651)     (372,162)

  Stock for interest, several @ $.01                                              20,600
  Stock for services, several @ $.01                                               3,000
Net Loss for period                                               (310,999)     (310,999)
                                                     ---------  -----------  ------------
Balance - December 31, 2007                               (40)  (1,692,650)     (659,561)

  Stock for interest, several @ $.01
    @3/31/08                                                                       2,000
  Stock for interest, several @ $.01
    @6/30/08                                                                       1,700
  Stock for interest, several @ $.01
    @9/30/08                                                                       6,400
  Stock for interest, several @ $.01
    @12/31/08                                                                      2,000
  Stock for services, several @ $.01
    @ 3/31/08                                                                      7,000
  Stock for services, several @ $.01
    @ 9/30/08                                                                      2,500
03/12/08 Conversion of Class A & B to
 common by Directors Meeting, one for one                                              -
Net Loss for period                                               (205,597)     (205,597)
                                                     ---------  -----------  ------------
Balances - December 31, 2008                              (40)  (1,898,247)     (843,558)

Net Loss for period                                               (148,848)     (148,848)
                                                     ---------  -----------  ------------
Balances - December 31, 2009                              (40)  (2,047,095)     (992,406)

Net loss for the period                                     -      (36,052)      (36,052)
                                                     ---------  -----------  ------------
Balances - March 31, 2010                               $ (40)  $(2,083,147) $(1,028,458)
                                                     =========  ===========  ============

The accompanying notes are an integral part of these financial statements.





                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASHFLOWS
                                   (Unaudited)


                                                                                                            May 24, 2004
                                                                        For the Three Months Ended         (Inception) to
                                                                                March 31,                     March 31,
                                                                          2010               2009               2010
                                                                    -----------------  -----------------  -----------------
Cash Flows from Operating Activities
Net Profit (Loss)                                                          $ (36,052)         $ (47,402)      $ (2,083,147)
         Depreciation                                                              -                 62              8,364
         Compensatory stock issuances                                              -                  -            591,525
         Option expense                                                            -                                47,992
         Write offs                                                                -                               109,415
Adjustments to reconcile net loss to net cash used
         by operating activities
Changes in operating assets and liabilities
         Bank overdraft                                                            -                406                  -
         Increase in Accounts Payable and accrued liabilities                 36,161             46,934            665,479
                                                                    -----------------  -----------------  -----------------
         (Increase) / Decrease receivables and accruals                         (125)                 -             46,798
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Used by Operating Activities                                      (16)                 -           (613,574)
                                                                    -----------------  -----------------  -----------------
Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                               -                  -             (8,364)
         Notes receivable                                                          -                  -             12,000
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Provided (Used) by Investing Activities                             -                  -              3,636
                                                                    -----------------  -----------------  -----------------
Cash Flows from Financing Activities
         Funds received from note payables                                         -                  -            561,450
         Payments of note payables                                                 -                  -            (51,950)
         Sales of common stock                                                     -                  -            100,500
         Repurchase of treasury stock                                              -                  -                (40)
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Provided by Financing Activities                                    -                  -            609,960
                                                                    -----------------  -----------------  -----------------
Net Increase (Decrease) in Cash                                                  (16)                 -                 22
                                                                    -----------------  -----------------  -----------------
Cash at Beginning of Period                                                       38                  -                  -
                                                                    -----------------  -----------------  -----------------
Cash at End of Period                                                           $ 22                $ -               $ 22
                                                                    =================  =================  =================
Supplemental Disclosure of Cash Flow Information
         Cash paid for interest                                                  $ -                $ -           $ 15,129
                                                                    =================  =================  =================
         Cash paid for taxes                                                     $ -                $ -                $ -
                                                                    =================  =================  =================
Supplemental Disclosure of Non-Cash Investing and Financing
         Activities:
         Common stock issued for services                                        $ -            $ 9,500          $ 530,500
                                                                    =================  =================  =================
         Common stock issued for interest                                        $ -           $ 16,100           $ 61,025
                                                                    =================  =================  =================
         Common stock issued for assets                                          $ -                $ -          $ 100,000
                                                                    =================  =================  =================
         Debt converted to capital                                               $ -                $ -          $ 214,712
                                                                    =================  =================  =================
         Accounts payable transferred to
            convertible note payable                                             $ -                $ -          $ 200,534
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

Interim Accounting
------------------

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.

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

Accounts receivable
-------------------

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2010 and December 31, 2009, the Company had no balance in its allowance for doubtful accounts.

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

Advertising costs
-----------------

Advertising costs are expensed as incurred. The Company did not record any advertising costs during the three months ended March 31, 2010.

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

Recent Accounting Pronouncements
--------------------------------

In October 2009, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

There were various other accounting standards and interpretations issued, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

                                      March  31,             December 31,
                                      2010                     2009
                                      ----                     ----
Computer equipment                $  4,622                 $   4,622

Furniture and fixtures               3,742                     3,742
                                  -----------               ------------
                                     8,364                     8,364

Less accumulated depreciation       (8,634)                   (8,634)
                                  ------------              ------------

Total                            $     -                   $      -
                                  ============              ============

During the year ended December 31, 2009, the Company fully depreciated its fixed assets.

NOTE 4. NOTES PAYABLE

At March 31, 2010 and December 31, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes during the three months ended March 31, 2010 and 2009 of $9,472 and $9,472,respectively.

NOTE 5.  NOTES PAYABLE, CONVERTIBLE

In April 2009, a related party owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2010. The promissory note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At March 31, 2010 and December 31, 2009, $200,534 was outstanding. During the three months ended March 31, 2010 and year ended December 31 2009, interest of $11,703 and $8,736 had been accrued, respectively.

NOTE 6.  STOCKHOLDERS' EQUITY

Common stock
------------

The Company has 100,000,000 shares of authorized common stock, no par value, with 10,449,166 shares issued and 10,249,166 shares outstanding as of March 31, 2010 and December 31, 2009 with 200,000 shares in treasury at each date.

Stock options
-------------

At March 31, 2010, the Company had stock options outstanding as described below.

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

Employee stock options
----------------------

The Company accounts for employee stock options under FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation. Unless otherwise provided for, the Company covers option exercises by issuing new shares. At the beginning of 2010 the Company had 5,000 options outstanding and exercisable. During the three months ended March 31, 2010, no options were granted, exercised or cancelled, leaving a balance at March 31, 2010 of 5,000 outstanding employee stock options.

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

NOTE 8.   SUBSEQUENT EVENTS

The Company evaluated events through June 6, 2010 for subsequent events to be included in its March 31, 2010 financial statements herein, and has determined that there are no subsequent events that require disclosure.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

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

The Company's primary activities to date have consisted of organizing the company, designing a business plan and obtaining public reporting status with the Securities Exchange Commission (SEC). The Company has not engaged any vendors, at the time of this filing.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.
The Company is dependent on raising additional equity and/or, debt to fund any negotiated settlements with its outstanding creditors and meet the Company's ongoing operating expenses. There is no assurance that International Paintball will be able to raise the necessary equity and/or debt that it will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. International Paintball cannot make any assurances that it will be able to raise funds through such activities.

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

During the three months ended March 31, 2010, we recognized revenue of $125 from operational activities. During the three months ended March 31, 2009, we did not recognize any revenues from our operations.

During the three months ended March 31, 2010, we incurred an operational loss of $23,613 compared to $37,930 during the three months ended March 31, 2009. The decrease of $14,317 was a result of the decrease in general and administrative expenses as a result of the Company's limited operational activities over the period.

During the three months ended March 31, 2010, we incurred a net loss of $36,052 compared to $47,402 during the three months ended March 31, 2009. The decrease of $10,900 is a direct result of the $14,317 decrease in operational expenses offset by a $2,967 increase in interest expense over the prior period.

LIQUIDITY
---------

At March 31, 2010, we had current assets of $147, consisting of cash $22 and accounts receivable of $125, we had total current liabilities of $1,028,605, consisting of accounts payable of $244,993, $104,578 in accrued expenses and liabilities, $478,500 in promissory notes and $200,534 in convertible promissory notes. Our current liabilities exceed our current assets by $1,028,458 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the three months ended March 31, 2010, we used $16 in operational activities. During the three months ended March 31, 2010, we recognized a net loss of $3,052, which was not adjusted for any non-cash expenses. During the three months ended March 31, 2009, we did not use or receive funds from our operational activities. During the three months ended March 31, 2009, we recognized a net loss of $47,402, which was adjusted for depreciation of $62.

During the three months ended March 31, 2010 and 2009, we did not use or receive any funds from investment activities.

During the three months ended March 31, 2010 and 2009, we did not receive or use any funds from our financing activities.

At March 31, 2010 and December 31, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes during the three months ended March 31, 2010 and 2009 of $9,472 and $9,472,respectively.

In April 2009, a related party owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2010. The promissory note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At March 31, 2010 and December 31, 2009, $200,534 was outstanding. During the three months ended March 31, 2010 and year ended December 31 2009, interest of $11,703 and $8,736 had been accrued, respectively.

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

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made on in accordance with authorizations of our management and directors; and

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the quarter ended March 31, 2010. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management believes that internal control over financial reporting is effective. The Company has not identified any, current material weaknesses, considering the nature and extent of the Company's current operations and any risks or errors in financial reporting under current operations.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                                                (Registrant)



Dated:  June 15, 2010                        By: /s/ Brenda Webb
                                                 ---------------
                                                     Brenda Webb
                                                 (Acting Chief Executive Officer
                                                 and Acting Principal Accounting
                                                 Officer)