Form 10-Q
period 2010-06-30
International Paintball Association, Inc.
filed 2010-11-17
CIK 1446801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

        2600 E. Southlake Blvd, Ste 120-366, Southlake, TX 76092
      -------------------------------------------------------------------
                    (Address of principal executive offices)

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

As of August 17, 2010, there were 10,449,166 shares of the registrant's common stock outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                Page
                                                                                               ----

         Balance Sheets - June 30, 2010 and December 31, 2009                                    F-1

         Statements of Operations  -
                  Three and Six months ended June 30, 2010 and 2009 and
                  From May 24, 2004 (Inception) to June 30, 2010                                 F-2

         Statements of Changes in Shareholders' Deficit -
                   From May 24, 2004 (Inception) to June 30, 2010                                F-3

         Statements of Cash Flows -
                  Six months ended June 30, 2010 and 2009 and
                  From May 24, 2004 (Inception) to June 30, 2010                                 F-4

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                                              June 30,   December 31,
                                                              --------------------
                                                                2010       2009
                                                              ---------  ---------
                                                                         (Audited)
ASSETS:
Current Assets:

      Cash                                                         $  7       $ 38
      Accounts receivable                                           125
                                                              ---------  ---------
          Total Current Assets                                      132         38

      Furniture & Fixtures (Net)                                      -          -
                                                              ---------  ---------
          Total Fixed Assets                                          -          -


                                                              ---------  ---------
TOTAL ASSETS                                                     $  132       $ 38
                                                              =========  =========
LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts Payable                                        $ 241,639  $ 176,834
      Accounts Payable, related parties                          44,582     40,833
      Accrued liabilities                                       111,427     95,743
      Note payable                                              478,500    478,500
      Notes payable, convertible                                200,534    200,534
                                                              ---------  ---------
          Total Current Liabilities                           1,076,682    992,444


Stockholders' Deficit
Common Stock, no par value; 100,000,000 shares authorized
      10,449,166   issued  and  outstanding  at  June 30,
      2010  and  December 31, 2009 respectively                 930,358    930,358

Preferred  Class A stock,  no par  value  240,000  shares
authorized
      No shares issued and  outstanding at June 30, 2010
      and  December 31, 2009 respectively                             -          -

Preferred Class B stock, no par value 1,600,000 shares
authorized
      No shares issued and outstanding at June 30, 2010
      and December 31, 2009 respectively                              -          -

Additional Paid-in Capital                                      124,371    124,371
Treasury Stock                                                      (40)       (40)

Deficit accumulated during the development stage             (2,131,239)(2,047,095)
                                                              ---------  ---------

          Total Stockholders' Deficit                        (1,076,550)  (992,406)
                                                              ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  132       $ 38
                                                              =========  =========

The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                           May 24, 2004
                                            For the Three Months Ended     For the Six Months Ended      (Inception) to
                                                    June 30,                      June 30,                   June 30,
                                               2010           2009           2010            2009             2010
                                           -------------  -------------  --------------  --------------  ---------------

Revenue                                                            $ -           $ 125             $ -      $    63,848
Cost of Goods Sold                                    -              -               -               -           36,479
                                           -------------  -------------  --------------  --------------  ---------------
        Gross Profit                                  -              -             125               -           27,369


        Amortization and Depreciation                 -                              -              60            8,364
        Write offs                                    -              -               -               -          109,415
        General and administrative               35,844         30,583          58,582          67,654        1,862,319
                                           -------------  -------------  --------------  --------------  ---------------
               Total Expenses                    35,844         30,583          58,582          67,714        1,980,098
                                           -------------  -------------  --------------  --------------  ---------------
Net Operating Loss                              (35,844)       (30,583)        (58,457)        (67,714)      (1,952,729)
                                           -------------  -------------  --------------  --------------  ---------------
Other Income (Expense)
   Miscellaneous Income                               -              -               -               -            4,052
   Gain on debt settlement                            -              -                               -           15,100
   Interest                                     (12,247)       (12,586)        (25,687)        (22,058)        (197,662)
                                           -------------  -------------  --------------  --------------  ---------------
Total Other Income (Expense)                    (12,247)       (12,586)        (25,687)        (22,058)        (178,510)



Net Loss                                      $ (48,091)     $ (43,169)      $ (84,144)      $ (89,772)     $(2,131,239)
                                           =============  =============  ==============  ==============  ===============
Net Income/Loss per common share
   equivalent                                $ (0.00)       $ (0.00))       $ (0.01)        $ (0.01))
                                           =============  =============  ==============  ==============
Weighted average number of common
   shares equivalent outstanding             10,449,166     10,449,166      10,449,166      10,449,166
                                           =============  =============  ==============  ==============
* Less than ($0.01) per share.

      The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
               From May 24, 2004 (Inception) through June 30, 2010
                                   (Unaudited)




                                                                                                              Additional Deferred
                                               Common Stock       Preferred A Stock      Preferred B Stock    Paid-in    Offering
                                          # of Shares  Amount    # of Shares Amount     # of Shares Amount    Capital     Expense
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------

Balances - May 24, 2004                            -        $ -          -        $ -          -        $ -        $ -        $ -
  June 2004 Stock issued for assets          200,000    100,000
  June 2004 Stock issued for cash              8,000      1,000
  June 2004 Stock issued for cash                                  240,000     30,000    139,000     69,500
  Aug 2004 H Hill accrued salary             166,666     20,833
     settlement for stock
  Deferred options                                                                                              50,714     (3,720)

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2004                  374,666    121,833    240,000     30,000    139,000     69,500     50,714     (3,720)

  Stock for services, several @$.10-$.50   1,958,000    343,000
  Stock for debt/settlement, several         235,000    117,500
     @ $.50
  Stock for interest, several @ $0.01        450,000      4,500
  Treasury stock                            (200,000)
  Deferred Offering Expense -
   Vested Options                                                                                                             882
  Vested options - Cancellations                                                                                (2,722)     2,722
  Paid-in Capital RP Debt Cancellation                                                                          76,379

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2005                2,817,666    586,833    240,000     30,000    139,000     69,500    124,371       (116)

  Stock for services, several @ $.50         350,000    175,000
  Stock for interest, several @ $various   2,382,500     23,825
  Deferred Offering Expense -
   Vested Options                                                                                                             116
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2006                5,550,166    785,658    240,000     30,000    139,000     69,500    124,371          -

  Stock for interest, several @ $.01       2,060,000     20,600
  Stock for services, several @ $.01         300,000      3,000
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balance - December 31, 2007                7,910,166    809,258    240,000     30,000    139,000     69,500    124,371          -

  Stock for interest, several @ $.01
   @3/31/08                                  200,000      2,000
  Stock for interest, several @ $.01
   @6/30/08                                  170,000      1,700
  Stock for interest, several @ $.01
   @9/30/08                                  640,000      6,400
  Stock for interest, several @ $.01
   @12/31/08                                 200,000      2,000
  Stock for services, several @ $.01
   @ 3/31/08                                 700,000      7,000
  Stock for services, several @ $.01
   @ 9/30/08                                 250,000      2,500
03/12/08 Conversion of Class A & B to
   common by Directors Meeting, one
   for one                                   379,000     99,500   (240,000)   (30,000)  (139,000)   (69,500)
Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balances - December 31, 2008              10,449,166    930,358          -          -          -          -    124,371          -

Net Loss for period
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balances - December 31, 2009              10,449,166    930,358          -          -          -          -    124,371          -

Net loss for the period                            -          -          -          -          -          -          -          -
                                          ----------- ---------- ---------- ----------  ---------  ---------  ---------  ---------
Balances - June 30, 2010                  10,449,166   $930,358          -        $ -          -        $ -   $124,371        $ -
                                          =========== ========== ========== ==========  =========  =========  =========  =========

     The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
               From May 24, 2004 (Inception) through June 30, 2010
                                   (Unaudited)
(continued)


                                                                Deficit
                                                              Accum. During
                                                    Treasury  the Development
                                                     Stock       Stage          Totals
                                                    ---------  -----------  ------------

Balances - May 24, 2004                                  $ -          $ -           $ -
  June 2004 Stock issued for assets                                             100,000
  June 2004 Stock issued for cash                                                 1,000
  June 2004 Stock issued for cash                                                99,500
  Aug 2004 H Hill accrued salary                                                 20,833
     settlement for stock                                                             -
  Deferred options                                                               46,994
                                                                                      -
Net Loss for period                                              (326,910)     (326,910)
                                                    ---------  -----------  ------------
Balance - December 31, 2004                                -     (326,910)      (58,583)

  Stock for services, several @$.10-$.50                                        343,000
  Stock for debt/settlement, several                                            117,500
     @ $.50                                                                           -
  Stock for interest, several @ $0.01                                             4,500
  Treasury stock                                         (40)                       (40)
  Deferred Offering Expense -
   Vested Options                                                                   882
  Vested options - Cancellations                                                      -
  Paid-in Capital RP Debt Cancellation                                           76,379
                                                                                      -
Net Loss for period                                              (690,979)     (690,979)
                                                    ---------  -----------  ------------
Balance - December 31, 2005                              (40)  (1,017,889)     (207,341)

  Stock for services, several @ $.50                                            175,000
  Stock for interest, several @ $various                                         23,825
  Deferred Offering Expense -
   Vested Options                                                                   116
Net Loss for period                                              (363,762)     (363,762)
                                                    ---------  -----------  ------------
Balance - December 31, 2006                              (40)  (1,381,651)     (372,162)

  Stock for interest, several @ $.01                                             20,600
  Stock for services, several @ $.01                                              3,000
Net Loss for period                                              (310,999)     (310,999)
                                                    ---------  -----------  ------------
Balance - December 31, 2007                              (40)  (1,692,650)     (659,561)

  Stock for interest, several @ $.01
   @3/31/08                                                                       2,000
  Stock for interest, several @ $.01
   @6/30/08                                                                       1,700
  Stock for interest, several @ $.01
   @9/30/08                                                                       6,400
  Stock for interest, several @ $.01
   @12/31/08                                                                      2,000
  Stock for services, several @ $.01
   @ 3/31/08                                                                      7,000
  Stock for services, several @ $.01
   @ 9/30/08                                                                      2,500
03/12/08 Conversion of Class A & B to
   common by Directors Meeting, one
   for one                                                                            -
Net Loss for period                                              (205,597)     (205,597)
                                                    ---------  -----------  ------------
Balances - December 31, 2008                             (40)  (1,898,247)     (843,558)

Net Loss for period                                              (148,848)     (148,848)
                                                    ---------  -----------  ------------
Balances - December 31, 2009                             (40)  (2,047,095)     (992,406)

Net loss for the period                                    -      (84,144)      (84,144)
                                                    ---------  -----------  ------------
Balances - June 30, 2010                               $ (40)  $(2,131,239) $(1,076,550)
                                                    =========  ===========  ============

The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASHFLOWS
                                   (Unaudited)


                                                                                                            May 24, 2004
                                                                         For the Six Months Ended          (Inception) to
                                                                                  June 30,                    June 30,
                                                                          2010               2009               2010
                                                                    -----------------  -----------------  -----------------
Cash Flows from Operating Activities
Net Profit (Loss)                                                          $ (84,144)         $ (89,772)      $ (2,131,239)
         Depreciation                                                              -                 60              8,364
         Compensatory stock issuances                                              -                  -            591,525
         Option expense                                                            -                                47,992
         Write offs                                                                -                               109,415
Adjustments to reconcile net loss to net cash used
         by operating activities
Changes in operating assets and liabilities
         Bank overdraft                                                            -                270                  -
         Increase in Accounts Payable - related party                          3,749                                 3,749
         Increase in Accounts Payable and accrued liabilities                 80,489             89,442            709,807
         (Increase) / Decrease receivables and accruals                         (125)                 -             46,798
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Used by Operating Activities                                      (31)                 -           (613,589)
                                                                    -----------------  -----------------  -----------------
Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                               -                  -             (8,364)
         Notes receivable                                                          -                  -             12,000
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Provided (Used) by Investing Activities                             -                  -              3,636
                                                                    -----------------  -----------------  -----------------
Cash Flows from Financing Activities
         Funds received from note payables                                         -                  -            561,450
         Payments of note payables                                                 -                  -            (51,950)
         Sales of common stock                                                     -                  -            100,500
         Repurchase of treasury stock                                              -                  -                (40)
                                                                    -----------------  -----------------  -----------------
Net Cash Flows Provided by Financing Activities                                    -                  -            609,960
                                                                    -----------------  -----------------  -----------------
Net Increase (Decrease) in Cash                                                  (31)                 -                  7
                                                                    -----------------  -----------------  -----------------
Cash at Beginning of Period                                                       38                  -                  -
                                                                    -----------------  -----------------  -----------------
Cash at End of Period                                                            $ 7                $ -                $ 7
                                                                    =================  =================  =================
Supplemental Disclosure of Cash Flow Information
         Cash paid for interest                                                  $ -                $ -           $ 15,129
                                                                    =================  =================  =================
         Cash paid for taxes                                                     $ -                $ -                $ -
                                                                    =================  =================  =================
Supplemental Disclosure of Non-Cash Investing and Financing
         Activities:
         Common stock issued for services                                        $ -            $ 9,500          $ 530,500
                                                                    =================  =================  =================
         Common stock issued for interest                                        $ -           $ 16,100           $ 61,025
                                                                    =================  =================  =================
         Common stock issued for assets                                          $ -                $ -          $ 100,000
                                                                    =================  =================  =================
         Debt converted to capital                                               $ -                $ -          $ 214,712
                                                                    =================  =================  =================
         Accounts payable transferred to
            convertible note payable                                             $ -                $ -          $ 200,534
                                                                    =================  =================  =================


     The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2010
                                   (Unaudited)


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

Reclassification of prior year amounts
--------------------------------------

Certain prior year accounts have been reclassified to reflect current year's presentation.

Interim Accounting
------------------

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.

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

Accounts receivable
-------------------

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2010 and December 31, 2009, the Company had no balance in its allowance for doubtful accounts.

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

Advertising costs
-----------------

Advertising costs are expensed as incurred. The Company did not record any advertising costs during the three and six months ended June 30, 2010.

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

                                                     June 30,       December 31,
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

NOTE 4. NOTES PAYABLE

At June 30, 2010 and December 31, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes during the three and six months ended June 30, 2010 of $9,577 and $19,050, respectively. Accrued interest at June 30, 2010 and December 31, 2009 amounted to $105,700 and $86,651, respectively.

NOTE 5. NOTES PAYABLE, CONVERTIBLE

In April 2009, a related party owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2010. The promissory note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At June 30, 2010 and December 31, 2009, $200,534 was outstanding. During the three and six months ended June 30, 2010 interest expense was $2,670 and $5,636, respectively. Accrued interest at June 30, 2010 and December 31, 2009 amounted to $8,736 and $14,373 respectively.

NOTE 6. STOCKHOLDERS' EQUITY

Common stock
------------

The Company has 100,000,000 shares of authorized common stock, no par value, with 10,449,166 shares issued and 10,249,166 shares outstanding as of June 30, 2010 and December 31, 2009 with 200,000 shares in treasury at each date.

Stock options
-------------

At June 30, 2010, the Company had stock options outstanding as described below.

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

Employee stock options
----------------------

The Company accounts for employee stock options under FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation. Unless otherwise provided for, the Company covers option exercises by issuing new shares. At the beginning of 2010 the Company had 5,000 options outstanding and exercisable. During the six months ended June 30, 2010, no options were granted, exercised or cancelled, leaving a balance at June 30, 2010 of 5,000 outstanding employee stock options.

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

NOTE 8.  SUBSEQUENT EVENTS

The Company evaluated events through August __, 2010 for subsequent events to be included in its June 30, 2010 financial statements herein, and has determined that there are no subsequent events that require disclosure.

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

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

During the three months ended June 30, 2010 and 2009, we did not recognize any revenues from our operations.

During the three months ended June 30, 2010, we incurred an operational loss of $35,844 compared to $30,583 during the three months ended June 30, 2009. The increase of $5,261 was a result of the increase in general and administrative expenses as a result of the Company's activities in maintaining its public reporting status.

During the three months ended June 30, 2010, we incurred a net loss of $48,091 compared to $43,169 during the three months ended June 30, 2009. The increase of $4,922 is a result of the $5,261 increase in operational expenses offset by a $339 decrease in interest expense.

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

During the six months ended June 30, 2010, we recognized revenue of $125 from our operational activities. During the six months ended July 30, 2009, we did not recognize any revenues from our operations.

During the six months ended June 30, 2010, we incurred an operational loss of $58,457 compared to $67,714 during the six months ended June 30, 2009. The decrease of $9,257 was a result of the $9,072 decrease in general and administrative expenses as a result of the Company's limited operational activities.

During the six months ended June 30, 2010, we incurred a net loss of $84,144 compared to $89,772 during the six months ended June 30, 2009. The decrease of $5,628 is a result of the $9.072 decrease in operational expenses offset by a $3,629 increase in interest expenses.

LIQUIDITY

At June 30, 2010, we had current assets of $132, consisting of cash $7 and accounts receivable of $125, we had total current liabilities of $1,076,282, consisting of accounts payable of $286,221, $111,427 in accrued expenses and liabilities, $478,500 in promissory notes and $200,534 in convertible promissory notes. Our current liabilities exceed our current assets by $1,076,150 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the six months ended June 30, 2010, we used $16 in operational activities. During the six months ended June 30, 2010, we recognized a net loss of $84,144, which was not adjusted for any non-cash expenses. During the six months ended June 30, 2009, we did not use or receive funds from our operational activities. During the six months ended June 30, 2009, we recognized a net loss of $89,773, which was adjusted for depreciation of $61.

During the six months ended June 30, 2010 and 2009, we did not use or receive any funds from investment activities.

During the six months ended June 30, 2010 and 2009, we did not receive or use any funds from our financing activities.

At June 30, 2010 and December 31, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% - 9% per annum, due in full on term expiration, with all amounts at each date either presently due or due within one year. The Company incurred interest expense under the notes during the three and six months ended June 30, 2010 of $9,577 and $19,050, respectively. Accrued interest at June 30, 2010 and December 31, 2009 amounted to $105,700 and $86,651, respectively.

In April 2009, a related party owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note. The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2010. The promissory note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At June 30, 2010 and December 31, 2009, $200,534 was outstanding. During the three and six months ended June 30, 2010 interest expense was $2,670 and $5,636, respectively. Accrued interest at June 30, 2010 and December 31, 2009 amounted to $8,736 and $14,373 respectively.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the quarter ended June 30, 2010. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management believes that internal control over financial reporting is effective. The Company has not identified any, current material weaknesses, considering the nature and extent of the Company's current operations and any risks or errors in financial reporting under current operations.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                             INTERNATIONAL PAINTBALL ASSOCIATION, INC.
                                          (Registrant)



Dated:  November 16, 2010              By: /s/ Brenda Webb
                                          ---------------
                                              Brenda Webb
                                      (Acting Chief Executive Officer
                                       and Acting Principal Accounting Officer)