Form 10-Q
period 2010-09-30
International Paintball Association, Inc.
filed 2011-01-20
CIK 1446801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-53464

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(Name of registrant as specified in its charter)

Colorado	20-1207864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 E. Southlake Blvd., Suite 120-366, Southlake, TX	76092
(Address of principal executive offices)	(Zip Code)

(817) 491-8611
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  10,449,166 shares of common stock are issued and outstanding as of December 31, 2010.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

•	our ability to continue as a going concern,
•	our ability to develop revenue producing operations,
•	risks associated with the external factors that impact our operations, including economic and leisure trends, and
•	our ability to raise capital as needed and satisfy our obligations as they become due.

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.

You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “IPA", "we"", "our", the "Company" and similar terms refer to International Paintball Association, Inc., a Colorado corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ended December 31, 2009 and “2010” refers to the year ending December 31, 2010.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
		(Audited)
ASSETS:
Current Assets:

Cash	$42	$38
Total Current Assets	42	38

Furniture & Fixtures (Net)	-	-
Total Fixed Assets	-	-

TOTAL ASSETS	$42	$38

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$244,241	$176,834
Accounts Payable, related parties	41,180	40,833
Accrued liabilities	129,540	95,743
Note payable	478,500	478,500
Notes payable, convertible - related party	200,534	200,534
Total Current Liabilities	1,093,995	992,444

Stockholders' Deficit
Common Stock, no par value; 100,000,000 shares authorized
10,449,166 issued and outstanding at September 30, 2010 and December 31, 2009, repectively	930,358	930,358
Preferred Class A stock, no par value 240,000 shares authorized
No shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	-	-
Preferred Class B stock, no par value 1,600,000 shares authorized
No shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	-	-
Additional Paid-in Capital	124,371	124,371
Treasury Stock	(40)	(40)
Deficit accumulated during the development stage	(2,148,642)	(2,047,095)

Total Stockholders' Deficit	(1,093,953)	(992,406)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42	$38

The accompanying notes are an integral part of these financial statements.

(A Development Stage Company)
Statements of Operations
(Unaudited)

					May 24, 204
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenue		$-	$-	$-	$63,723
Cost of Goods Sold	-	-	-	-	36,479
Gross Profit	-	-	-	-	27,244

Amortization and Depreciation	-		-	60	8,364
Write offs	-	-	-	-	109,415
General and administrative	4,688	34,464	64,145	102,456	1,867,882

Total Expenses	4,688	34,464	64,145	102,516	1,985,661

Net Operating Loss	(4,688)	(34,464)	(64,145)	(102,516)	(1,958,417)

Other Income (Expense)
Miscellaneous Income	-	-	-	-	4,052
Gain on debt settlement	-	-		-	15,100
Interest	(12,715)	(12,715)	(37,402)	(34,435)	(209,377)

Total Other Income (Expense)	(12,715)	(12,715)	(37,402)	(34,435)	(190,225)

Net Loss	$(17,403)	$(47,179)	$(101,547)	$(136,951)	$(2,148,642)

Net Income/Loss per common share
equivalent	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common
shares equivalent outstanding	10,449,166	10,449,166	10,449,166	10,449,166

* Less than ($0.01) per share.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
STATEMENTS OF CASHFLOWS
(Unaudited)

			May 24, 204
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net Profit (Loss)	$(101,547)	$(136,951)	$(2,148,642)
Depreciation	-	61	8,364
Compensatory stock issuances	-	-	591,525
Option expense	-		47,992
Write offs	-		109,415
Adjustments to reconcile net loss to net cash used
by operating activities
Changes in operating assets and liabilities
Bank overdraft	-	295	-
Increase in Accounts Payable - related party	347		347
Increase in Accounts Payable and accrued liabilities	101,204	136,595	730,522
(Increase) / Decrease receivables and accruals	-	-	46,923

Net Cash Flows Used by Operating Activities	4	-	(613,554)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(8,364)
Notes receivable	-	-	12,000

Net Cash Flows Provided (Used) by Investing Activities	-	-	3,636

Cash Flows from Financing Activities
Funds received from note payables	-	-	561,450
Payments of note payables	-	-	(51,950)
Sales of common stock	-	-	100,500
Repurchase of treasury stock	-	-	(40)

Net Cash Flows Provided by Financing Activities	-	-	609,960

Net Increase (Decrease) in Cash	4	-	42

Cash at Beginning of Period	38	-	-

Cash at End of Period	$42	$-	$42

Supplemental Disclosure of Cash Flow Informantion
Cash paid for interest	$-	$-	$15,129
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:
Common stock issued for services	$-	$9,500	$530,500
Common stock issued for interest	$-	$16,100	$61,025
Common stock issued for assets	$-	$-	$100,000
Debt converted to capital	$-	$-	$214,712
Accounts payable transferred to
convertible note payable	$-	$-	$200,534

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From May 24, 2004 (Inception) through September 30, 2010

										Deficit
										Accum
										During
							Additional	Deferred		the
	Comon Stock		Preferred A Stock		Preferred B Stock		Paid-in	Offering	Treasury	Development
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Expense	Stock	Stage	Totals

Balances - May 24, 2004	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
June 2004 Stock issued for assets	200,000	100,000									100,000
June 2004 Stock issued for cash	8,000	1,000									1,000
June 2004 Stock issued for cash			240,000	30,000	139,000	69,500					99,500
Aug 2004 H Hill accrued salary	166,666	20,833									20,833
settlement for stock											-
Deferred options							50,714	(3,720)			46,994
											-
Net Loss for period										(326,910)	(326,910)
Balance - December 31, 2004	374,666	121,833	240,000	30,000	139,000	69,500	50,714	(3,720)	-	(326,910)	(58,583)

Stock for services, several @$.10-$.50	1,958,000	343,000									343,000
Stock for debt/settlement, several	235,000	117,500									117,500
@ $.50											-
Stock for interest, several @ $0.01	450,000	4,500									4,500
Treasury stock	(200,000)								(40)		(40)
Deferred Offering Expense - Vested Options								882			882
Vested options - Cancellations							(2,722)	2,722			-
Paid-in Capital RP Debt Cancellation							76,379				76,379
											-
Net Loss for period										(690,979)	(690,979)
Balance - December 31, 2005	2,817,666	586,833	240,000	30,000	139,000	69,500	124,371	(116)	(40)	(1,017,889)	(207,341)
Deferred Offering Expense - Vested Options
Stock for services, several @ $.50	350,000	175,000									175,000
Stock for interest, several @ $various	2,382,500	23,825									23,825
								116			116
Net Loss for period										(363,762)	(363,762)
Balance - December 31, 2006	5,550,166	785,658	240,000	30,000	139,000	69,500	124,371	-	(40)	(1,381,651)	(372,162)

Stock for interest, several @ $.01	2,060,000	20,600									20,600
Stock for services, several @ $.01	300,000	3,000									3,000
Net Loss for period										(310,999)	(310,999)
Balance - December 31, 2007	7,910,166	809,258	240,000	30,000	139,000	69,500	124,371	-	(40)	(1,692,650)	(659,561)

Stock for interest, several @ $.01 @3/31/08	200,000	2,000									2,000
Stock for interest, several @ $.01 @6/30/08	170,000	1,700									1,700
Stock for interest, several @ $.01 @9/30/08	640,000	6,400									6,400

Stock for interest, several @ $.01 @12/31/08	200,000	2,000									2,000
Stock for services, several @ $.01 @ 3/31/08	700,000	7,000									7,000
Stock for services, several @ $.01 @ 9/30/08	250,000	2,500									2,500
03/12/08 Conversion of Class A & B to common											-
by Directors Meeting, one for one	379,000	99,500	(240,000)	(30,000)	(139,000)	(69,500)					-
Net Loss for period										(205,597)	(205,597)
Balances - December 31, 2008	10,449,166	930,358	-	-	-	-	124,371	-	(40)	(1,898,247)	(843,558)

Net Loss for period										(148,848)	(148,848)
Balances - December 31, 2009	10,449,166	930,358	-	-	-	-	124,371	-	(40)	(2,047,095)	(992,406)

Net loss for the period	-	-	-	-	-	-	-	-	-	(101,547)	(101,547)
Balances - September 30, 2010	10,449,166	$930,358	-	$-	-	$-	$124,371	$-	$(40)	$(2,148,642)	$(1,093,953)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the nine Months Ended September 30, 2010
(Unaudited)

NOTE 1.               ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

Interim Accounting

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  The condensed financial statements are presented on the accrual basis.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.  At September 30, 2010 and December 31, 2009, the Company had no balance in its allowance for doubtful accounts.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the nine Months Ended September 30, 2010
(Unaudited)

NOTE 1.               ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

Advertising costs

Advertising costs are expensed as incurred.  The Company did not record any advertising costs during the three and nine months ended September 30, 2010.

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

Long-Lived Assets

In accordance with FASB ASC Nos. 350 and 360, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Segment information

The Company is structured to operate primarily in a single operating segment, namely the competition arena of paintball sports and the furthering of private and commercial interests in the activity.

Stock based compensation

The Company follows FASB ASC No. 718 - Compensation - Stock Compensation for share based payments to employees.  The Company follows FASB ASC No. 505 for share based payments to Non-Employees, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the nine Months Ended September 30, 2010
(Unaudited)

NOTE 1.               ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update ("ASU") No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

There were various other accounting standards and interpretations issued, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2.               GOING CONCERN.

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

NOTE 3.                      FIXED ASSETS.

Fixed asset values recorded at cost are as follows:

	September 30, 2010	December 31, 2009

Computer equipment	$4,622	$4,622
Furniture and fixtures	3,742	3,742
	8,364	8,364
Less accumulated depreciation	(8,364)	(8,364)
Total	$-	$-

During the year ended December 31, 2009, the Company fully depreciated its fixed assets.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the nine Months Ended September 30, 2010
(Unaudited)

NOTE 4.               NOTES PAYABLE.

At September 30, 2010 and December 31, 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% to 9% per annum, due in full on term expiration, with all amounts at each date presently past due.  The Company incurred interest expense under the notes during the three and nine months ended September 30, 2010 of $9,683 and $28,732, respectively. Accrued interest at September 30, 2010 and December 31, 2009 amounted to $115,383 and $86,650, respectively.

NOTE 5.               NOTES PAYABLE, CONVERTIBLE – RELATED PARTY.

In April 2009, a related party that owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note.  The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2011.  The Convertible Promissory Note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At September 30, 2010 and December 31, 2009, $200,534 was outstanding.  During the three and nine months ended September 30, 2010 interest expense was $3,033 and $8,999, respectively. Accrued interest at September 30, 2010 and December 31, 2009 amounted to $17,735 and $14,373 respectively.

NOTE 6.               STOCKHOLDERS' EQUITY.

Common stock

The Company has 100,000,000 shares of authorized common stock, no par value, with 10,449,166 shares issued and outstanding as of September 30, 2010 and December 31, 2009 with 200,000 shares in treasury at each date.

Stock options

At September 30, 2010, the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under FASB ASC No. 505 whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Unless otherwise provided for, the Company covers option exercises by issuing new shares.  The Company has no non-employee stock options outstanding.

Employee stock options

The Company accounts for employee stock options under FASB ASC No. 718 -  Compensation  - Stock  Compensation.  Unless otherwise provided for, the Company covers option exercises by issuing new shares.  At the beginning of 2010 the Company had 5,000 options outstanding and exercisable.  During the nine months ended September 30, 2010, no options were granted, exercised or cancelled, leaving a balance at September 30, 2010 of 5,000 outstanding employee stock options.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the nine Months Ended September 30, 2010
(Unaudited)

NOTE 7.               CONTINGENCIES.

A law firm which has represented the Company on various matters, has asserted that the Company owes the firm approximately $13,000 more in legal fees than the Company has recorded.  The Company and the law firm have previously held discussions regarding any additional fees are owed without resolution by the parties.

A former director claims the Company owes her an additional $24,425 over what the Company has recorded. The Company disputes the assertion.

NOTE 8.               SUBSEQUENT EVENTS.

The Company evaluated events for subsequent events to be included in its September 30, 2010 financial statements herein, and has determined that there are no subsequent events that require disclosure.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 as previously filed with the Securities and Exchange Commission.  e use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company formed in 2004.  Our business model is to sell and market products for paintball activities in an effort to develop and promote our brand identity.  Contemporaneous with those efforts, we intend to seek to establish a league based sanctioning body, initially for amateur players, with the goal of ultimately developing this amateur league into semi-professional, and then professional, paintball leagues and players.  To accomplish our goals we must establish our own leagues, and establish our own IPA Uniform Rules of Paintball Tournament Play.  The sport/sanctioned activities/competitions we hope to sponsor will focus on traditional paramilitary style paintball team or individual competition. We have been actively pursuing our business model since inception.  Our actions taken to date have consisted of organizing our company, conducting an initial round of private financing to obtain "seed" capital and designing our business plan, including interviews with industry participants, visits to paintball field and retail facilities, evaluating website development firms, architectural firms, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment, as well as real estate brokers.

To date, we have funded our activities through debt, a good portion of which is presently past due, as well as through working capital advances from a related party.  In order to fully organize our company and continue to implement our business model, we will need to raise approximately $2,500,000.  Given the development stage nature of our company, we do not believe we will be able to raise the necessary capital until a market for our common stock has been established.  In October 2008 we filed a registration statement on Form 10 with the Securities and Exchange Commission.  We have subsequently filed several amendments to the registration statement in response to comments from the staff of the SEC.  At such time as the staff of the SEC has no further comments on this registration statement, we intend to seek a market maker to file an application for the quotation of our common stock on the OTC Bulletin Board.  While we reasonable believe we will be able to complete these steps, there are no assurances that we will be successful in ultimately raising the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations.

Going Concern

From May 4, 2004 (inception) through September 30, 2010 we have incurred net losses of approximately $2.1 million.   At September 30, 2010 we had a working capital deficit of approximately $1.1 million.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring operating losses, working capital deficit and stockholders’ deficit.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to generate revenues or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our general and administrative expenses primarily include legal and accounting fees and fees and costs of our transfer agent.  General and administrative expenses decreased 86% for the three months ended September 30, 2010 and 37% for the nine months ended September 30, 2010 from the comparable periods in 2009.  This decrease in the third quarter of 2010 from the third quarter of 2009 is primarily attributable to both a decrease in legal and accounting fees and fees of our transfer agent.  The decreases in general and administrative expenses for the nine months ended September 30, 2010 from the comparable period in 2009 also reflects primarily a decrease in legal and accounting fees and fees of our transfer agent, offset by an increase in secretarial service expense.  We do not anticipate that our general and administrative expenses will remain at the low levels reported in the third quarter of 2010 and anticipate that during the fourth quarter of 2010 these expenses will return to their historic levels.

Interest expense for the three and nine months ended September 30, 2010 and 2009 represents a non-cash expense representing interest on third party notes payable in the principal amount of $478,500 as well as interest on a related party convertible note payable in the principal amount of $200,534.  If we are able to convert all or a portion of the third party notes into equity as described later in this section, interest expense on this portion of our debt would be eliminated in future periods.  While the convertible note to the related party is convertible at any time by the holder, we do not anticipate that related party will elect to convert this note prior to the end of 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2010 we had a working capital deficit of $1,093,995 as compared to $992,406 at December 31, 2009.  Our current liabilities have increased approximately 10% at September 30, 2010 from December 30, 2009 primarily as a result of increased in accounts payable and accrued liabilities.  The approximate 35% increase in accounts payable at September 30, 2010 from December 30, 2009 includes increases in amounts owed for professional fees and is reflective of our lack of sufficient working capital to fund our ongoing expenses.  The approximate 35% increase in accrued liabilities is primarily attributable to an increase in the amounts owed a related party for working capital advances to us.  These advances, which do not bear interest, and due upon demand.

Net cash used by operating activities for the nine months ended September 30, 2010 was $4 as compared to $0 for the nine months ended September 30, 2009 which reflects our lack of revenue producing operations.  We did not generate or use any cash from investing activities or financing activities in either period.

We do not have any external sources of working capital and are dependent upon advances from a related party to fund our operating expenses which are primarily related to fees and costs associated with our reporting obligations under Federal securities laws and fees and costs of our transfer agent.

At September 30, 2010 we have $478,500 principal amount and $115,383 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all past due and we do not have sufficient funds to repay these obligations.  We are in discussions with the holders of these notes to convert all amounts due under the notes into shares of our common stock.  At September 30, 2010 we also owe a related party $200,534 principal amount under a convertible promissory note, together with accrued interest of $17,735.  In addition to amounts to fund our ongoing general and administrative expenses and develop our operations, if we are unable to negotiate a conversion of the third party notes into shares of our common stock upon terms and conditions acceptable to the note holders, we will need raise capital to retire these obligations.  Given the development stage nature of our company and the lack of a public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Recent Accounting Pronouncements

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

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on her evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our disclosure controls and procedures resulting from our inability to file this report within the timeframe prescribed by the rules and regulations of the SEC.  In order to remediate this material weakness, we have engaged new counsel and increased the participation of our outside accounting firm which assists us in the preparation of our financial statements in an effort to ensure that we timely file our reports with the SEC in the future.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings.

None.

Item 1A.               Risk Factors.

Not applicable for a smaller reporting company.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  (Removed and Reserved).

Item 5.                  Other Information.

None.

Item 6.                  Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
January 20, 2011	By: /s/ Brenda Webb
Chief Executive Officer, principal financial and accounting officer