Form 10-K
period 2010-12-31
International Paintball Association, Inc.
filed 2011-04-14
CIK 1446801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-53464

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-1207864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 E. Southlake Boulevard, Suite 120-366, Southlake, TX	76092
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(817) 491-8611

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $0 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  10,474,166 shares of common stock are issued and outstanding as of April 6, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

•	our ability to raise sufficient working capital necessary to continue to implement our business plan and satisfy our obligations,
•	our ability to continue as a going concern,
•	our ability to develop revenue producing operations,
•	our ability to establish our brand and effectively compete in our target market, and
•	risks associated with the external factors that impact our operations, including economic and leisure trends.

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.   You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under “Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “International Paintball,” “IPA,” "we"", "our", the "Company" and similar terms refer to International Paintball Association, Inc., a Colorado corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ended December 31, 2010, “2009” refers to the year ended December 31, 2009, and “2011” refers to the year ending December 31, 2011.

PART I

ITEM 1.                       DESCRIPTION OF BUSINESS.

Overview

We are a development stage company formed in 2004.  Our business model is to sell and market products for paintball activities in an effort to develop and promote our brand identity.  Contemporaneous with those efforts, we intend to seek to establish a league based sanctioning body, initially for amateur players, with the goal of ultimately developing this amateur league into semi-professional, and then professional, paintball leagues and players.  Paintball activities, which generally are activities by persons who are using paintball equipment and accessories for recreational entertainment in various games and interactions with other paintball enthusiasts, whether organized formally or in ad hoc activities, include the shooting of paint pellets with air guns at targets, other players in competitive individual or team play, and role playing in simulated military or law enforcement scenarios.

To accomplish our goals we must establish our own leagues, and establish our own IPA Uniform Rules of Paintball Tournament Play.  The sport/sanctioned activities/competitions we hope to sponsor will focus on traditional paramilitary style paintball team or individual competition. We have been actively pursuing our business model since inception.  Our actions taken to date have consisted of organizing our company, conducting an initial round of private financing to obtain "seed" capital and designing our business plan, including interviews with industry participants, visits to paintball field and retail facilities, evaluating website development firms, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment. We have not engaged any of these vendors and do not intend to engage them until we have raised additional funds.  In order to accomplish our business goals which are described later in this report, we will need to raise approximately $2.5 million in capital, which includes an initial $1 million for the initial implementation of our business plan followed by an additional $1.5 million for the continued implementation of our business plan.  The initial $1 million of capital we will seek to raise includes funds to pay estimated costs to launch our three primary business objectives, including the sale and marketing of products, the development and launch of our website and efforts associated with hosting tournaments, as well as capital to fund the establishment of our corporate offices, hiring of personnel, general and administrative expenses and working capital to fund our ongoing expenses.  As part of the initial $1 million we will seek to raise, we have included approximately $230,000 of capital to fund the sale and marketing of products and to promote our brand and identity, approximately $285,000 capital to fund our activities related to hosting paintball tournaments and the related activities described later in this section and an approximately $61,000 of capital to fund the development and launch of our website.  We do not have any commitments for this capital and there are no assurances we will be able to raise the necessary amounts. Even if we are successful in raising these funds, we may change the amounts we are allocating to these general categories based upon what our management then believes is in our best interests to achieve our overall business goals.

We filed a registration statement on Form 10 on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934 and 60 days after filing this registration statement was effective and we were automatically subject to future reporting obligations.  Given the development stage nature of our company, we do not believe we will be able to raise the necessary capital until a market for our common stock has been established.  We expect a market marker will file an application for the quotation of our common stock on the OTC Bulletin Board in the near future.  If this effort is successful, of which there are no assurances, we believe this will enable us to effectively move forward to obtain the necessary capital for the next phase of the implementation of our business.  While we reasonable believe we will be able to complete these steps, there are no assurances that we will be successful in ultimately raising the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations.

We reported a net loss of $(141,538) and $(148,848) for 2010 and 2009, respectively.  At December 31, 2010 we had a deficit accumulated during development state of $2,188,633.  The report of our independent registered public accounting firm on our financial statements for 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses.  This factor, among others, raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In addition, we are currently in default on $478,500 principal amount of notes payable and we have not made any arrangements with the note holders to remedy the default.  As a result of the default, the note holders could enforce their rights under these notes at any time.  There are no assurances we will be successful in our efforts to develop revenue producing operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Description of our Business Plan

When IPA was organized in 2004, the paintball market was a splintered largely localized sports activity.  We have identified an opportunity to organize the players by offering them the option of affiliating with a professionally run, technologically efficient and aggressive organization, that we believed would lead the paintball sport into a new level of market exposure and acceptance.  The market opportunity that we believed existed when we began, while not mature, is not as disorganized as it was in 2004. In the time since that initial effort, the unorganized market opportunity that we believed existed is now being organized and claimed by several emerging organizations doing certain pieces of what we are now proposing to do.

In 2006, our internal research indicated that the paintball industry was characterized by over 2,000 fields and facilities that were mostly "mom and pop" operations, which focused on the local market.  There were approximately 325 series or league events held in 2006, with little centralized coordination and participants were enticed to events through local marketing efforts and word of mouth.  At that time we believed a paintball sport "brand" with associated advertising might benefit affiliated parks and facilities through increased player traffic through consistent identity to their locations.  However, as with many leisure activities, participation in the sport of paintball was adversely impacted by the economic downturn in the U.S.  As a result of the recession in the U.S., our internal research shows there are now approximately 1,455 fields and facilities, and approximately 755 league events were held through December 2010.  Our research indicates a two-year 25% overall decrease in participation in the PSP 2010 World Cup Event, which is the largest annual paintball event.  We do not know if the participation in the sport will return to earlier levels.

In addition, there is now a substantial overlap of our business plan with the stated missions of several other organizations currently servicing the industry, including the National Professional Paintball League (“NPPL”), the U.S. Paintball League, the American Paintball League, the World Paintball League and Paintball Sports Promotions.  At this time, the most significant overlap is with the NPPL, a player-owned league with 16 professional paintball teams.  In a recently published open letter from its commissioner, the NPPL announced is committed to expand its "feeder league system" downstream from its professional league.  From this open letter, it appears to us that the NPPL anticipates that this downstream growth will be fueled by the availability of professional players to interact with the non-professionals as NPPL’s current strategy will have professional players playing on Friday and available to promote their feeder leagues on Saturday.  When not playing, the professional players will be directed to be available for teaching, and promoting the sport among the players in the non-professional leagues.  We expect that our initial efforts will be focused on the non-professional player group, with our focus on the enthusiast, amateur player experience. We believe that this difference will set our company apart from NPPL which has a primary focus on professional players.

While our original test marketing of tournaments occurred more than six years ago, based upon our continuing investigation, analysis and refinement of our business model, we continue to we believe that if we effectively develop our brand we can draw sufficient interest to our company to effectively compete in a smaller, more mature market.  There are no assurances, however, that our beliefs are correct and it is possible that we will never be able to achieve our goals.

Our proposed lines of business

Our primary target market is males aged 13 to 34.  Based upon our internal research, we believe that certain of our target market’s behavioral attributes, such as a need for consistent feedback and recognition, safety, instant gratification, technology-based social life and desire for reality based experiences, are generally considered unique and difficult to address by traditional product marketers.  We believe our internal research concludes that individuals with these attributes could be attracted to the sport of paintball.  For example, we believe that the generation that grew up on reality television shows and considers the "Survivor" model to be the norm, could be attracted to realistic paintball scenario play, with the "last man standing" the winner.  Our goal is to create a brand that has life-style qualities for this target market, encouraging daily visits to the website for social networking, and paintball sport updates, off-field team building, and balanced work/play lifestyle.

We expect that our operations we include two lines of business:

•	marketing and sales of branded and co-marketed products, and

•
establishment of a league-based sanctioning body, initially for amateur players, and expanding the league to include a semi-professional and professional paintball leagues, with the goal of establishing our company as a leading sanctioning body in the sport of paintball.

We expect that the marketing and sales of products will represent the majority of our revenues in future periods.  We are unable, however, at this time to estimate the percentage of our total future revenues, if any, which will be attributable to the two lines of our business.  We do not know when, or if, the sanctioning component of our business will generate funds sufficient to cover its costs, however, we expect to see a benefit from our sanctioning efforts through IPA-logo brand sales both online and at events.  There is no assurance, however, that our company can accomplish the goal of building a successful following or marketing effort for our products or our company.

Product sales and marketing

We expect that our business operations will include the sale and marketing of products for paintball activities to promote our brand identity in the sport of paintball.  We expect to launch the product sales and marketing portion of our business within 10 months from raising the necessary capital as described elsewhere herein.  We expect that any future success we may achieve will be determined by our ability to successfully market products both online and onsite at our expected sponsored/sanctioned events. Because we currently have no brand awareness and consequently cannot be considered a "brand,” creating market share and market presence to build brand identity will be our initial goal.

We expect to offer a variety of IPA-logo products, as well as co-marketed products from other manufacturers, including:

•           Equipment including markers (paintball guns), paint balls, masks, vests and goggles
•           Apparel
•           IPA-logo items, such as shirts, hats and bags
•           Gift cards

We do not expect that product sales will occur to any substantial degree, if at all, until we begin sponsoring IPA sanctioned events.  We expect to offer our products both through a website, at tournaments and through wholesalers, with IPA promoting the clothing at events and through links on our website. We intend to build and launch a new website as we expect that online marketing will be a primary method of marketing and selling products.  We expect to supplement the online marketing of products, as well as the sale of products at tournament events, with the limited use of inside sales, utilized to some degree both inbound and outbound sales calls.  While we expect that our principal focus on product sales will be at events and through online marketing efforts, we acknowledge that there remains a significant, but shrinking, segment of consumers that prefer the choice of phoning in an order instead of purchasing online. We also expect to utilize outbound calls to parks to promote stocking of the IPA product lines and to both parks and targeted individuals to promote IPA affiliation.

We will not manufacture any of the products we may offer, but will acquire products from third party providers.  We have identified a number of potential third party providers for equipment, apparel, IPA-logo items and other products we may offer.  While we have not entered into agreements with any of these companies, we anticipate that these suppliers will also handle order fulfillment for us which will eliminate the need for our company to handle inventory or distribution.  We do not anticipate any difficulty in entering into agreements with third party providers upon terms and conditions which are acceptable to us.

League-based sanctioning body

Our business strategy is to position the International Paintball Association as the official governing body of the sport of paintball.  As such, we will seek to not only be the final arbiter in issues involving rules and professional play, but also to be a consolidating influence in a fragmented sport, thereby raising the level of spectator participation, sponsorships and media attention.  To achieve this goal, we expect to provide:

•           Tournament and league sanctioning and management
•           Membership administration and management
•           Marketing and branding services

We hope to attain our goal with aggressive membership building campaigns and a family of branded products and services offered to both players and member parks including:

•	Member discounts and website privileges
•	Website social network with inter-team rivalries, and daily posts
•	League and tournament support
•	Member newsletters for scenarios, skills, tactics, league news, etc.
•	Farm team feeder system to paintball professional teams
•	Park member gear discounts and website affiliate program
•	Marketing materials generated centrally with economies of scale/professionalism
•	Benefit of centrally executed campaigns
•	Pre-designed local campaigns for member park use
•	Rules and regulations centrally administered

We expect to launch our efforts to become a league-sanctioning body and host paintball tournaments within 18 months from raising the necessary capital as described elsewhere herein.  We understand that our goals are aggressive and there are no assurances we will be successful.  If we are successful in achieving our goals, however, we expect to generate revenue from membership and tournament fees in addition to sales of products.  We believe that our ability to accomplish this goal requires us to establish our own leagues with our own rules of play.  In furtherance of this objective, we have established the IPA Uniform Rules of Paintball Tournament Play which are framed around rules from the American Paintball League (APL) Tournament Rules of Play, and the NPPL’s Official Rule Book.

We developed the IPA Uniform Rules of Tournament Play principally as a branding tool and a source to present our identity at every park and tournament.  While there are no material differences between our IPA Uniform Rules of Paintball Tournament Play and the rules of other existing paintball associations, we believe that our rules place a greater emphasis on the rules of engagement and player safety.  Our rules also require that our logo appear on the attire of each tournament participant.

As we begin to sponsor tournaments, whenever possible we expect to use IPA Uniform Rules of Paintball Tournament Play.  However, we expect that it may be necessary to adapt and compromise to local field rules to gain exposure and market for our company.  In addition, unlike the rules of other existing paintball associations, our rules do not contain presently rules for specific game scenarios, however, we may expand our rules in the future to include game scenarios.  We understand that until our membership base and following becomes large enough to significantly impact a tournament's profitability, the local park rules will generally be applied.  Even if the particular event is not conducted in accordance with IPA Uniform Rules of Paintball Tournament Play, as we expect to provide advertising for the tournament, we expect that our contribution to advertising will make the event an IPA-sanctioned event.

Tournament and league sanctioning and management

To establish a league, we must build a membership base. We will seek to establish our membership base and introduce our company to the paintball market by sponsoring tournaments within the existing market structure at established paintball parks that have an existing player following.  We believe tournament and league play will provide our company with three key advantages, including:

•           Drive product sales for IPA-branded products;
•           Develop players for higher league, semi-pro and professional teams; and
•           Drive traffic to IPA affiliating facilities.

We expect that participants in IPA sanctioned leagues and tournaments will be required to be members of IPA and the league/tournament events will be at IPA affiliated facilities.  We also expect that additional revenue opportunities could exist for the sale of expendable products (paint), event apparel, commemorative items, team uniforms, IPA branded merchandise, and concessions.

In the early stage of our company, in 2004 we test marketed two tournament events in Dallas, Texas and Houston, Texas.  We had approximately 100 attendees at each event, with approximately 40 paying participants at our Dallas event and 80 participants at our Houston event.  These events were used to test the business concept and to test event structure in preparation for scalable operations.  The first event in Dallas, Texas was unprofitable, losing about $6,000 on $12,606 in revenue.  Building upon that event, our second event in Houston, Texas generated $25,921 revenue and approximately $5,092 in gross profit.  We also tested a league system in 2005 in a local paintball facility in Dallas, Texas and were encouraged by the participation by players.  However, it was apparent after that exercise that success would require a strong member communication channel with more organizational structure over a larger geographic area.  We learned several lessons from our previous events, including:

•	Start earlier with publicizing the event to give people a longer time frame to get the event on their personal calendar,
•	Early enrollment with earlier cut-off deadline so the officials can be contracted,
•	Justify number of officials by participants - no guess work,
•	Pre-marketing - use the internet to get the announcement out - website and e-mail,
•	Online enrollment with ability to pay on website,
•	Use of Pay-Pal to control the cash risk,
•	Vendor price reduction on product, and
•
Benefits of the draft were that we had teams with a more equal competitive level.  No team was too far advanced over another.  We believe that this leveled the playing field and made every participant feel their participation contributed to the team effort.  We learned that many participants would participate again if they were on a better team than they were individually.

We also concluded that we could further the play by developing these leagues into pods that would lend itself to playoffs and championship games. Based on this experience, we have further developed our concepts drafted event rules. We believe such a foundation is what could make the tournaments and league play more consistent and could lead to the scalability of league play.  However, we have never tested the pod system concept or conducted further test events and there are no assurances that our belief is correct.  We expect to select quarterly event dates in local areas for local tournaments that we will promote through advertising in local media, paintball stores, and to our mailing lists of members and enthusiasts.  We also expect to host annual regional playoffs for local top competitors which we expect to be co-sponsored with local paintball facilities and retailers and national merchandisers.  We do not, however, currently have any agreement or understanding with any third party for co-sponsorship of any event and there are no assurances we will be able to attract any co-sponsors.  In that event, our ability to host these tournaments will be limited by our availability of sufficient capital.

The tournaments that we expect to organize have been given the name IPA Tournament Series.  Subject to availability of adequate capital, we expect that this series will include different tournaments that may be schedule within the states of Texas, California and Florida.  We also expect that there will be three different skill levels that different teams will be able to participate in, including:

•
Rookie.  These players will be the beginners at the tournament, who have only participated in tournament play for a limited time and are working on gaining critical experience required to compete in the higher skill levels.

•
Novice:  The players on a novice team have been participating in tournament play for one to three years and are generally better than the rookie players, but do not have the required skill to participate successfully on the pro level.

•
Open or Professional:  These are players that have been participating in tournament play for over three years and are generally the best players in the game. Many teams play constantly in as many tournaments as possible, no matter where they have to travel.

Under our IPA Uniform Rules of Paintball Tournament Play, each team will consist of nine players, of which only seven can play at any one time.  Each team in each difficulty level will be permitted to have two players that are classified in the category higher than theirs.  For example, a rookie team can have two novice players on their team and still be considered a rookie team; however, any more than two players in a higher difficulty class will require the team to register in the higher difficulty level.  We expect that the tournament fee will vary depending on the rental price of the different facilities that we expect to use for the specific tournament, but generally anticipate that the tournament fee will be $125 for a rookie team, $250 for a novice team, and $300 for a pro team.  We will, in turn, pay fees to the facility at which the tournament is held, with the amount of the fee and any bonding or insurance requirements varying from facility to facility in accordance with the policies of the facilities.  Because we have no experience in hosting tournaments, and the likely variance in facility fees from tournament to tournament, it is possible we will be required to raise the proposed team tournament fees based upon the facility fee so as to generate revenue to us from the particular tournament or find alternative locations which facility fees we find acceptable.

We intend to offer affiliation with or association to paintball facilities and local retailers and national merchandisers.  By such affiliation we expect to co-market events at such facilities with the advertising participation of local retailers and national merchandisers to create the market perception of an industry collaborating at supporting the sport.  To identify these retailers and merchandisers, we will conduct market surveys that have not yet been performed and which will not be performed until a more proximate time, and the terms of such affiliations, including any fees which retailers and merchandisers may agree to pay in connection with a tournament cannot yet be determined.  Our future identification of retailers or merchandisers which we will seek an affiliation with will be based on a variety of factors, including location, perceived synergy with our company, and consumer recognition of the affiliate. Until a larger number of these factors can be evaluated as costs associated with the events, we cannot project who we will affiliate with, or what the associated fees associated with that transaction will be. The amount of any fees that we hope would be paid by the affiliated retailer and/or merchandiser will be determined by local market conditions at the time of the agreement and these local market conditions and pricing will vary depending on local economy at that specific time, and costs of that local field including location, size and field finish or equipment.  These affiliating facilities have not yet been identified and there are no assurances any facility will express an interest in affiliating with our company.  We do not have any plans to acquire our own facilities from which to hold tournaments.

We expect to ultimately organize "farm teams", or teams of local paintball players who compete against each other, in local areas in conjunction with local parks or paintball facilities.  We expect that we will join with local businesses as financial sponsors, in a structure which we are modeling after other regional league sports providing competition for local teams.

Membership administration and management

We expect to offer different membership and competitor options ranging from general membership, park and facilities membership and ultimately professional level membership.  These memberships will be intended to provide member benefits designed to drive brand loyalty to the International Paintball Association, traffic to our web store and visits to our member parks and facilities.  We expect that our planned membership benefits will include:

For individuals:

•           Sense of belonging with peers and with a group of "players"
•           Discounts to park admissions and tournament play
•           Discounts on merchandise
•           Interactive forums, communities to share ideas and connect with others
•           Newsletters and training and tactic material
•           Access to leagues and associated play
•           Ability to track their performance in league play
•           Ability to progress and develop into higher categories of play

For parks and facilities:

•           Access to players in their areas from IPA membership lists
•           Traffic driven to their facility
•           Market awareness around paintball
•           Discounted merchandise for sale in their pro shops
•           Website affiliate program access, earn on sales directed to IPA site
•           Joint and co-op advertising and marketing opportunities
•           Economies of scale in advertising and marketing
•           Park member kit including, press release template, banners, and marketing collateral
•           Scalable operations plan centrally developed
•           Governing body for dispute resolution and consistent rules

To initially build a membership base, we expect to implement an initial promotional signup effort at sanctioned sponsored tournament events that offers a membership to individual payers in conjunction with player registration, or upon some combination of payment of event admission fee and purchase of IPA-branded products, followed by an online signup registration. We expect that sponsored leagues and tournaments will be offered the opportunity to purchase IPA logo branded merchandise, and sponsoring fields will be distributors of IPA logo merchandise.  We do not have any understanding or agreements with any third parties for the future sale of our merchandise and there are no assurances we will ever secure any of these agreements.

However, if we are successful in this anticipated initial membership building efforts, as quickly as we determine that the market will permit, or as our following and membership begins to bring additional attendance to sanctioned tournaments, then we will implement a membership fee competitively priced with other leagues as discussed below.  At that juncture, we expect that our IPA rules and structure can be required as the applied league and tournament rules for all IPA sanctioned events.

We will seek to price our membership fees to appeal principally to the rookie and novice players. Tournament entry fees and product offerings will vary with a view to local historic pricings, and the broader then current industry/market prices.  We presently expect that initially our annual targeted player registration fees will be as follows:

Annual Novice Fees	$50

Competitors Annual Fees up to
five years or until tournament (region)	$150

Pro (after five years)	$250

We believe that this proposed membership pricing is in line with our competition.  Paintball Sports Promotion (PSP), which claims to be the largest non-professional organization in the national tournament business, charges pretournament online annual player registration fee in 2010 was $40 with an increase to $50 if the signup is on the day of a participant's tournament.  This is an annual fee for a player identification card issued through the American Paintball Players League (APPL) that is required for player participation in any PSP event.  Beginning in 2011 the cost of the player registration ID card for PSP will increase by 25% to $50 per player across the board, regardless of the classification the player.  PSP’s published information on 2011 events reflects registrations fees for high school teams starting at $120, for college teams at $150, and for the regional championships games both high school and college teams at $200 per team.

Registration fees for team competition in the 2010 NPPL Las Vegas World Paintball Championship game ranged from $1,200 to $3,500 depending upon the skill level of the team.  Our internal research reflects that the PSP 2011 event schedule registration fee for non-professional leagues in certain areas of the U.S. will increase 31% from 2010 fees, with team fees ranging from $250 per team to $800 per team, depending upon the geographical location.

We expect that we will undertake a variety of promotions centered on registering members from a targeted region.  We expect to produce and use various forms of sales literature to help increase awareness of our tournaments as well as the sale of our products.  We also anticipate that local television and radio ads, print media, direct mail, public relations, and contests will be utilized in these promotional efforts.  We also expect that during selected tournament we will offer discounted, park membership to approved facilities who generate a minimum number of IPA members from their existing customers, thus tapping into their customer base, and enlisting the park's help in securing memberships.

           Our ability to ultimately generate non-player, spectator revenues is a long-term goal of the business plan.  We believe that our plan could capitalize on the combination of non-player enthusiasts with friends and families of members competing in leagues and tournaments to develop a spectator base for our future tournaments.  If our farm system is ultimately implemented and we are able to establish a professional league, we believe additional revenue opportunities for that may be driven by media offerings are possible, including:.

•           Viewer admission fees
•           Increased concession sales
•           Commemorative event programs
•           Product merchandising
•           Television
•           Increased sponsorship participation

Because our ability to ultimately derive revenues from viewer admission fees and other revenues associated with spectators is dependent upon our ability to attract members, host IPA-sanctioned events and generally develop, there are no assurances this goal for an additional revenue stream will ever be realized.

Website

We expect to develop and operate a website which will be a significant marketing and promotional tool for our company.  We expect to develop and launch our website within four months from raising the necessary capital as described elsewhere herein.  We expect that our website will be a primary avenue for internal team and interleague communication, product promotions member specials, forum product reviews, or any promotional online marketing opportunities that may arise.  Our online marketing site has been inactive for more than a year, and while we have entered into discussions with a firm to redesign and operate our website, we have not finalized any agreements.  Our ability to redesign and launch our website is dependent on our ability to raise capital.

Initially, our website will be designed to provide membership registration and product sales.  In the future, we expect to expand the website to additional added services, including online league and tournament registration, rules and safety information, realistic game scenarios, forums for competitive banter, forums to share product recommendations, update on paintball news, and or chat functions.  Our goal is to drive more traffic to the site as a means of potentially generating sales of gear, accessories, apparel and paint.  As visitor volume is established and increases, we expect that advertising opportunities become another source of revenue. We also expect to establish a web affiliate program which will be available to member parks only that will establish relevant links for web ranking purposes. We expect that our website will also aggressively promote our company with both search engine marketing (SEM) and search engine optimization (SEO) strategies utilizing paid placement and inclusion to drive visits to our site.

As described later in this report, we have allocated $230,000 of the first $1,000,000 in net proceeds we are hoping to raise from the sale of our securities for branding, marketing and advertising, and $40,000 of that is allotted for services web advertising for the first 12 post funding months.  The amounts that will be allocated from the net balance ($190,0000) for product promotion online versus paper print and for SEM and SEO services versus U.S. Mail will be better evaluated closer in time to the expenditure than now, but because of the online presence and fluency of our target market, we expect to focus on web based promotions.

Competition

The paintball market is dynamic market that transitions rapidly where multiple organizations are competing for dominance, and the "order" has not yet been established with any certainty.  Organizations that existed and appeared to be growing and strong several years ago have disappeared or been reorganized.  A recent apparent success is the recent reorganization of the NPPL from the old US Paintball organization.  Based upon our internal analysis, we believe that the market shift to focus on the professional league component of the industry appears to have significantly stabilized that segment of the market.  With market maturation, there are several other groups within the existing paintball culture that also appear to have well organized and growing structures. Significant among them is the American Players Paintball Association (APPA) which claims 50,000 players on record.  APPA's business revolves around registering players of leagues that use their system for tournaments, and then using that registration information that they maintain to support the leagues that utilize their services.  Additionally they offer general liability insurance to parks and tournaments as an enhancement to their market draw and appeal.  While we expect to also offer insurance coverage to parks and tournaments, we do not presently have the coverage and there are no assurances we will be able to obtain it on a cost-effective basis, if at all.  Leagues that currently use the APPA system include Paintball Sports Promotions which claims to be the largest national paintball league, the National Collegiate Paintball Association which is the major national college paintball league, and the Carolina Field Owners Organization which is large regional league organization.

We face all of the competitive disadvantages faced by any development stage company with no brand recognition.  If we are able to launch our operations as we expect, our future competitors will be in two general areas, including companies operating other paintball leagues and companies selling paintball related products.  Because we expect that we will generate a significant portion of our future revenues from the sale of products for paintball activities to promote our brand identity in the sport of paintball, our ability to successfully compete in our target market is dependent upon our ability to develop our brand and league.

In the future we expect competitors in the product segment of our business will include companies currently selling paintball gear through a number of distribution channels including local paintball shops, big box retail stores, paintball online forums, existing paintball tournaments and/or leagues, and existing paintball associations.  The competitive manufacturers of gear and distributors operate both from retail outlets and also through the internet.  Some of these future competitors include KEE Action Sports, Tippman, Jarden JT Sports, DYE Paintball, ActionVillage.com, NXe, Planeteclipse.com, Procaps, smartparts.com, specialopspaintball.com, and angelpaintballsports.com. Paintball supplies and gear can also be purchased from such recognized retailers as Sports Authority, Dick’s Sporting Goods, K-mart, and Target.

We also expect to compete against other companies which operate leagues, including the NPPL, the APPA, and the Paintball Sports Trade Association as well as several existing online forums including Warpig.com, PBNation, Paintballforum.com, pbcentral.com, pbstar.com, pbreview.com and specialopspaintball.com and existing tournaments including NXL, World Cup, Spyder Cup, Millennium Series in Europe, XPSL League.

Our competitors have established brand recognition, operating histories and are better capitalized than our company.  While we believe that our business plan may provide us with a competitive edge within the industry in that we are focused on the largest market (amateurs), and we have refined our mission to concentrate on the development and organization of paintball tournament leagues and events, there are no assurances that we will ever effectively compete within our target market.

Employees

As of March 31, 2011, we had no full time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

Our History

We were originally formed as a Texas corporation in May 2004 under the name 4G Paintball, Inc.  In September 2008 we changed our name and domicile to Colorado by merging with International Paintball Association, Inc., our wholly owned subsidiary in September 2008.

In furtherance of our business model, in June 2004 we acquired certain assets used in the operation of Garcia Paintball, a small, family owned paintball business, from four individuals for aggregate consideration of 200,000 shares of our common stock.  The assets we acquired included equipment, the sellers’ interests in leases with third parties, inventory , the sellers’ rights in certain Internet domain names, the sellers’ interest in certain trade names, and all other assets attendant to the operation of this business.  Under the terms of the Asset Purchase Agreement, we valued the shares issued as consideration at $100,000.  A dispute with the sellers subsequently arose pursuant to which they filed a lawsuit against us.  In May 2005 we entered into a Release and Settlement Agreement with the sellers under which all claims were dismissed, they returned the 200,000 shares of common stock to us and paid us $15,000 in settlement of the litigation.

ITEM 1.A                    RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $2.2 million as of December 31, 2010. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in developing revenue generating operations.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms if at all.  Because of the size of our company and the lack of public market for our common stock, it is likely that the terms of any financing we may be able to secure will be detrimental to our current shareholders.

Currently, we are relying on funds available under a revolving line of credit extended to us by a related party to fund general overhead expenses, including those associated with our reporting obligations under Federal securities laws.  While the available under the line is sufficient for our current level of operations, as described elsewhere herein, we will need to raise approximately $2.5 million in capital, which includes an initial $1 million for the initial implementation of our business plan followed by an additional $1.5 million for the continued implementation of our business plan.  Generally, small development stage businesses such as ours face significant difficulties in their efforts to raise equity capital.  These difficulties are exacerbated by the lack of a public market for our common stock.  While we believe that our abilities to raise the necessary capital will improve at such time as our common stock is quoted on the OTC Bulletin Board, assuming we are successful in that goal, there are no assurances that we are correct.  We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.  If we do not raise funds as needed, we may not be able to continue to implement our business plan and our ability to continue as going concern is in jeopardy.

We are a development stage business which is highly risky.

Through our predecessor, we commenced operations in 2004 and are organized as a corporation under the laws of the State of Colorado.  We have limited operations to date and have not generated any material revenues.  Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made.  Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There is a possibility that we could sustain losses in the future. There can be no assurances that we will ever operate profitably.

We will depend on management, and if we lose management, our company may be at risk if we cannot replace them. Our ability to hire full time experienced management is dependent upon our ability to raise working capital, of which there is no assurance.

Our business is significantly dependent upon our management team.  During 2009, we had several changes in management.  Both Mr. David Martinez, our former COO, and Mr. Jeff Huitt, our former President and CFO, resigned their in positions in April 2009.  There were no disputes between our company and either of Mr. Martinez or Mr. Huitt, rather the delays in the further implementation of our business plan and the lack of resources which would permit us to properly compensate them led to their resignations.  Our current CEO and acting CFO, Ms. Brenda Webb who has been a member of our Board of Directors since inception, has held these positions since June 2009.  Continued transition within our management team and the loss of Ms. Webb could have a material adverse effect on our company.  In addition, Ms. Webb does not work full time for us and devotes about approximately 25% of her time to our operations. While we do not anticipate that Ms. Webb will resign her positions in the immediate future, we cannot provide any assurances that we will be able to continue to retain current management, especially due to our current lack of working capital to compensate her.  If, however, we are successful in raising capital we expect to engage full time management and have had preliminary discussions with several different individuals who we believe have the requisite skills and experience to lead our company.  We do not, however, have any agreements or understanding with any of these individuals and our ability to engage full time, experienced management is solely dependent upon our ability to raise the necessary working capital to fund our further implementation of our business plan.  .

Our business model will require us to obtain general liability insurance related to our tournament activities.  There are no assurances that we will be able to obtain adequate insurance coverage at a reasonable cost which could expose us to uninsured liabilities.

Because some of our future competitors offer insurance to parks and tournaments as an enhancement to their market draw and appeal, as we launch our activities related to the hosting of tournaments it is likely that we will also seek to provide general liability insurance covering the fields and facilities in an effort to enhance our ability to effectively compete.  While we are aware of a number of companies who write general liability insurance for paintball parks and field events, we do not know what the costs of this coverage may be, or if we will be able to obtain the coverage.  If we are unable to obtain the general liability insurance at a price we can afford, it may adversely impact our ability to effectively compete.  In addition, if we were to host a tournament without general liability insurance, we could become subject to financial claims for costs associated with field or facility damage, and we might not have the funds necessary to satisfy these claims.  In that event, our ability to conduct our operations as they are then being conducted could be in jeopardy.

Our management as limited experience with public companies.

While two of our directors, Messrs. Greene and Davenport, have both served in management or as directors of a public company, neither Ms. Webb nor Mr. Compton, who is the remaining member of our Board of Directors, have any prior experience as an officer or director in a public company which is subject to the reporting requirements of the Securities Exchange Act of 1934 prior to their positions with our company.  The rules and regulations of the SEC that apply to public companies are complex and management and directors who lack prior experience are at a disadvantage. Our ability to fully implement our business plan, obtain a quotation of our common stock on the OTC Bulletin Board, raise the capital that is needed and ultimately generate revenue producing operations is materially dependent upon our ability to properly and timely file the necessary reports and other filings with the SEC which are required for a company such as ours.  If we are unable to properly and timely our annual and quarterly reports, as well as other information we are required to file with the SEC, our ability to continue our status as a public company would be in jeopardy.  Further, if we are successful in obtaining the quotation of our common stock on the OTC Bulletin Board, of which there is no assurance, any failure on our part to meet the prescribed filing deadlines could lead to a delisting of our common stock from the OTC Bulletin Board which could adversely affect a shareholder's ability to resell his investment in our company, assuming a market for our common stock exists of which there is no assurance.

We have a significant amount of past due debt which could impact our ability to continue to implement our business plan.

We have incurred indebtedness totaling $1,133,722 at December 31, 2010 which includes $308,648 in accounts payable and accounts payable - related parties, $146,040 in accrued liabilities, $478,500 notes payable and $200,534 in convertible notes payable - related party.  Currently, we do not have adequate capital to cover the payment of this debt, do not generate any revenues and future cash flows, if any, may not be adequate to cover payments.

The $478,500 in notes payable are all currently overdue.  While overtures to holders proposing extensions of the due dates have been sent, there can be no assurance that these efforts will be successful.  The $200,534 convertible note payable is due on April 11, 2012, and is convertible in part or in whole into shares of common stock at a conversion price of $0.50 per share (436,538 shares of common stock at December 31, 2010). All notes are unsecured.

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

At December 31, 2010, we have an outstanding convertible promissory note of $200,534 due to J.H. Brech, LLC.  Such note payable is due on April 11, 2012 and is convertible into shares of our common stock in whole or in part at a conversion price of $0.50 per share.  We do not presently have the funds necessary to satisfy this obligation.  If the note holder ultimately determines to convert this note, when the note payable is converted into shares of our common stock, this will have a dilutive effect to the holdings of our existing shareholders.

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

Current economic conditions have resulted in individuals having less disposable income, which could result in less potential players and a decreased interest in paintball sports.  As a result we could see fewer participants and reduced cash flows that may result in delays in execution of our business plan.  We cannot confirm this expectation as we have no active operations to measure or compare, however, industry reports are that the rapid growth in this industry has stabilized or slowed to a point of no growth, as a consequence of the economy. We cannot know whether the growth seen in the sport before the current economic slowdown will revive, or whether another sport or interest will replace it.

There is currently no public market for our common stock and there are no assurances one will ever develop.

There is no public market for our common stock and there are no assurances a public market will ever be established.  While we expect that a market maker will file the necessary documents with FINRA, which oversees the OTC Bulletin Board, to secure a quotation of our common stock, this is a lengthy process and there are no assurances we will be successful.  Even if our common stock is ultimate quoted on the OTC Bulletin Board, there are no assurances a liquid market for our stock will ever develop.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                       DESCRIPTION OF PROPERTY.

Our principal executive offices are located at the office of our President.  We do not currently pay monthly rent for the use of the use of this office.  We expect to continue to use these facilities until such time as we begin generating revenues from our operations.

ITEM 3.                       LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.                       (REMOVED AND RESERVED).

PART II

ITEM 5.                        MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

There is no current public trading market for the common stock and there is no assurance that one will develop in the near future, if ever.   As of April 5, 2011, there were approximately 116 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Under Colorado law, we are prohibited from declaring dividends when, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have no present intention of declaring or paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In December 2010 we issued a member of our Board of Directors 25,000 shares of our common stock valued at $250 as compensation for his services as a director.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(2) of that act.

ITEM 6.                       SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company formed in 2004.  Our business model is to sell and market products for paintball activities in an effort to develop and promote our brand identity.  Contemporaneous with those efforts, we intend to seek to establish a league-based sanctioning body, initially for amateur players, with the goal of ultimately developing this amateur league into semi-professional, and then professional, paintball leagues and players.  To accomplish our goals we must establish our own leagues, and establish our own IPA Uniform Rules of Paintball Tournament Play.  The sport/sanctioned activities/competitions we hope to sponsor will focus on traditional paramilitary style paintball team or individual competition. We have been actively pursuing our business model since inception.  Our actions taken to date have consisted of organizing our company, conducting an initial round of private financing to obtain “seed” capital and designing our business plan, including interviews with industry participants, visits to paintball field and retail facilities, evaluating website development firms, architectural firms, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment, as well as real estate brokers.

Going Concern

We reported a net loss of $141,538 for 2010 and we have incurred net losses of approximately $2.2 million since inception through December 31, 2010.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt, a good portion of which is presently past due, as well as through working capital advances from a related party.  In order to fully organize our company and continue to implement our business model, we will need to raise approximately $2,500,000.  Given the development stage nature of our company, we do not believe we will be able to raise the necessary capital until a market for our common stock has been established.  We expect a market marker will file an application for the quotation of our common stock on the OTC Bulletin Board in the near future.  If this effort is successful, of which there are no assurances, we believe this will enable us to effectively move forward to obtain the necessary capital for the next phase of the implementation of our business.  Thereafter, we will seek to raise a total of $2,500,000 through the sale of our equity, convertible debt or a combination of equity and convertible debt.  While we reasonably believe we will be able to complete these steps, there are no assurances that we will be successful in ultimately raising the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations.

We expect to initially seek to raise net proceeds of $1,000,000 through a private placement to finance the next phase of our operations. Our expected use of the net proceeds of this proposed offering is as follows:

Enhanced Web Site Development and Operations	$61,000
Conference and Travel	30,000
Legal and Accounting	100,000
Branding, Marketing and Advertising, including online advertising	230,000
General and Administrative Expenses	82,000
Rent and Facilities Expense	50,000
Insurance and Risk Management	62,000
Working Capital and Tournament Operations	285,000
Corporate Management	100,000
Total	$1,000,000

Following the closing of the offering, assuming we are successful in raising the full amount, of which there can be no assurance, our priorities will be to complete and launch our website, efforts associated with branding, marketing and advertising and establishing working relationships with outsource vendors to secure products that can be offered on our website.  We will also begin discussions with parks for sponsoring tournaments and leagues.  Thereafter, we will devote our efforts to league/tournament sponsorships and promotion and the hiring of full-time, experienced management, establishing our corporate offices and other related business activities.  While we expect to be able to rapidly achieve these initial goals, as we will require the participation of a variety of third parties we are unable at this time to estimate how long it will take to achieve these initial goals.  If we raise less than the targeted $1,000,000 in net proceeds, we will reduce certain of these budged expenditures based upon our determination of what is the most effective use of our available capital.  Assuming we are successful in raising the initial $1,000,000 in capital, we expect to subsequently seek to raise an additional $1,500,000 in capital in order to continue the implementation of our business plan.  The actual use of proceeds of those amounts will be determined by our management at the time of the closing of the offering based upon what our management then believes are the most effective uses for the funds to further our business plan.  As our ability to achieve any of our goals is dependent upon our ability to raise the necessary capital, and as there are no assurances that we will be able to raise the funds, we may never be able to implement our business plan.

The following organizational timeline sets forth our current expectations of for the timing of certain actions and the estimated expenditures for those actions, assuming that we are successful in raising the initial $1,000,000 of capital.  Because we do not know when we will raise the necessary capital, we are unable to provide a more definitive timeline.  Although this timeline and estimated expenditures are based upon our present plans, each are subject to change in our discretion based upon what we believe are the best uses of our resources at the time.

Fiscal Quarters
	Quarter in which Offering Closes	Next Fiscal Quarter	Next Fiscal Quarter	Next Fiscal Quarter	Next Fiscal Quarter
Finalize/Prioritize - Use of Proceeds	√
Investigate payroll services and benefit plans	√
Establish corporate offices	√
Review employment agreements and compensation plans	√
Interview candidates for corporate management team	√
Develop website - internet strategies	√		√
Engage Corporate Management Team		√
Finalize website, with e-commerce		√
Seek additional round of capital			√	√
Prepare operation budget		√		√
Recruit additional executive and administrative staff					√
Cost analysis to implement further phases of operations					√

Certain of the above line items including establishment of the corporate offices, engagement of corporate management team, and website development will require funding.  The amount of funding that will be allocated to each of those areas will depend on the amount of funding ultimately raised.  Expected disbursement amounts and timing are presented by quarter in the table below.  The priority expenditure will be to establish an operating website and begin the online promotional actions discussed above.  Management hires will follow website development in priority, and establishing an office facility is secondary to both of these.  Other line items listed above will require time and consideration by the Board of Directors but are substantially less dependent on funding.   These items requiring investigation and finalization of plans are vital, but not costly.

	Quarter in which Offering Closes	Next Fiscal Quarter	Next Fiscal Quarter	Next Fiscal Quarter	Next Fiscal Quarter	Totals
Develop/finalize/enhance web site	$13,000	$12,000	$12,000	$12,000	$12,000	$61,000
Branding/print advertising	50,000	45,000	45,000	45,000	45,000	230,000
Establish corporate offices	10,000	10,000	10,000	10,000	10,000	50,000
General and administrative	14,000	17,000	17,000	17,000	17,000	82,000
Engage corporate management team	20,000	20,000	20,000	20,000	20,000	100,000
Legal and accounting	20,000	20,000	20,000	20,000	20,000	100,000
Insurance/risk management	12,000	12,500	12,500	12,500	12,500	62,000
Travel	6,000	6,000	6,000	6,000	6,000	30,000
Membership/tournament promotion and working capital	55,000	55,000	55,000	60,000	60,000	285,000
Totals	$200,000	$197,500	$197,500	$202,500	$202,500	$1,000,000

Results of Operations

 Our general and administrative expenses primarily include legal and accounting fees and fees and costs of our transfer agent.  General and administrative expenses decreased 10% for 2010 from 2009.  This decrease is primarily attributable to both a decrease in legal and accounting fees and fees of our transfer agent.  The decreases in general and administrative expenses in 2010 from the comparable period in 2009 also reflects primarily a decrease in legal and accounting fees and fees of our transfer agent, offset by an increase in compensation expense.  We expect that these expenses will remain constant during 2011 until such time as we are able to further implement our business plan.  At that time, we expect our general and administrative expenses will increase significantly, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expense represents a non-cash expense representing interest on third party notes payable in the principal amount of $478,500 which are presently past due, as well as interest on a related party convertible note payable in the principal amount of $200,534 which matures in April 2011.  The 7% increase in interest expense in 2010 from 2009 is the result of the note being outstanding for the full 12 months in 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2010 we had a working capital deficit of $1,133,694 as compared to a working capital deficit of $992,406 at December 31, 2009.  Our current liabilities have increased approximately 14% at December 31, 2010 from December 30, 2009 as a result of increased in accounts payable and accrued liabilities.  The approximate 40% increase in accounts payable at December 31, 2010 from December 30, 2009 includes increases in amounts owed for professional fees and is reflective of our lack of sufficient working capital to fund our ongoing expenses.  Account payable - related party, which represents amounts we owe J.H. Brech, LLC, also increased approximately 50% at December 31, 2010 from December 31, 2009 and reflects increased working capital advances it made to us during the year.  At December 31, 2010 these amounts were non-interest bearing and due on demand. The approximate 52% increase in accrued liabilities is primarily attributable to interest due under notes in the principal amount of $478,500 which are presently past due, together with interest due under a convertible note to a related party.

Net cash used by operating activities in 2010 was $10 as compared to net cash provided by operating activities of $55 in 2009 which reflects our lack of revenue producing operations.  During 2010, our net loss of $141,538 was reconciled by $250 in non-cash compensation expense, together with increases in accounts payable - related party and accounts payable and accrued expenses.  During 2009, our net loss of $148,848 was reconciled by non-cash activities of $61 in amortization and depreciation expense with an increase in accounts payable by $101,919 and a decrease in accounts receivable of $46,923 comprising most of the balance. We did not generate or use any cash from investing activities or financing activities in either 2010 or 2009.

In March 2011 we entered into a revolving line of credit with J.H. Brech, LLC which is described later in this section.  We expect that the availability under this credit facility will be sufficient to fund our ongoing operating expenses estimated to be $65,000 annually which are primarily related to fees and costs associated with our reporting obligations under Federal securities laws and fees and costs of our transfer agent.  We do not have any external sources of working capital other than this revolving line of credit.

At December 31, 2010 we have $478,500 principal amount and $115,383 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.  At December 31, 2010 we also owe J.H. Brech, LLC, a related party, $200,534 principal amount under a convertible promissory note, together with accrued interest of $20,767.  This note matures in April 2012 and we do not presently have sufficient funds available to satisfy the obligation.

We do not currently have any revenue producing operations and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations.  As described elsewhere herein, we need to initially raise $1 million to fund the initial launch of our business plan.  We do not have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the lack of a public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Revolving Line of Credit

Effective March 25, 2011 we entered into a revolving line of credit with J.H. Brech, LLC, a related party, to provide access to funding for our operations.  Under the terms of the 8% revolving credit note, we have access of up to $500,000, which included the approximately $65,000 we owed J.H. Brech, LLC at the time we entered into the loan arrangement.  Interest is payable at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and any accrued but unpaid is due on March 24, 2014.  At our sole discretion, we can pay the interest in shares of our common stock valued as follows:

•           if our common stock is not listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the Pink Sheets, interest shares are valued at the greater of $0.50 per share or the fair market value as determined in good faith by us based upon the most recent arms-length transaction, or

•           if our common stock is listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group (formerly, the Pink Sheets), interest shares will be valued at the greater of (A) the closing price of our common stock on the trading day immediately preceding the date the interest payment is due and payable, or (B) the average closing price of the common stock for the five trading days immediately preceding the date the interest payment is due and payable.

We may prepay the note at any time without penalty.  Upon an event of default, J.H. Brech, LLC has the right to accelerate the note.  Events of default include:

•	our failure to pay the interest and principal when due,
•	a default by us under the terms of the note,
•	appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,
•	a liquidation of our company or a sale of all or substantially all of our assets, or
•	a change of control of our company as defined in the note.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the financial statements included in this report.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued, but not yet effective accounting pronouncements, will have a material impact on our financial statements or financial condition.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

ITEM 9A(T).               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on her evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our Chief Financial Officer has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                    Other Information.

None.
PART III

ITEM 10.                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Position
Brenda D. Webb	65	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey Compton	32	Director
Redgie Green	58	Director

Brenda D. Webb.  Ms. Webb has served as a member of our Board of Directors since 2004 and as our President and Chief Executive Officer since June 2009.  Since 2006 Ms. Webb has been a member of J.H. Brech, LLC, a private consulting firm which is also a related party of our company.  Ms. Webb was employed with the Trust Company of Georgia where she worked exclusively in the stock transfers department. She later spent nine years as the Executive Assistant to the President at Bridan Industries, Inc. followed by 14 years in real estate sales and marketing.  Ms. Webb is also an entrepreneur as the owner of Picture This, a retailer and manufacturer of custom picture framing products and services.   Ms. Webb has served for two years as Secretary and Treasurer for a local non-profit organization and serves on the Board Development & Nominating Committee and on the Governance Committee of that organization.  Ms. Webb devotes approximately 25% of her time to our business. Ms. Webb attended both Emmanuel College and Appalachian State University.

Jeff Compton.  Mr. Compton has been a member of our Board of Directors since March 2006 and served as our Chief Executive Officer from April 2009 until June 2009.  Since 2004 he has been the managing partner of Stonestreet Management.   Before co-founding Stonestreet Management, he held executive management positions in the private sector.  Mr. Compton was Senior Vice President, Director of Strategic Partnerships within the ISO Network for Paymentech Merchant Services/Visa MasterCard.  In this position, he was also responsible for National Sales, Agent Recruiting, Association Services, Agent Bank / Partnership Development for a top Processor in the NPC ISO Network.  After co-founding Stonestreet Management in early 2004, Stonestreet began to grow its corporate real estate holdings and property management division.  In 2006 after acquiring a modest portfolio of merchant processing clients, the partners began a program to attract new sales and clients.  Mr. Compton attended Indiana University - Bloomington, University of Southern Indiana - Evansville, and holds several professional licenses in Indiana.

Redgie Green.  Mr. Green has served as a member of our Board of Directors since March 2006.  Mr. Green has been co-owner and operator of Green’s B&R Enterprises, a wholesale donut baker, since 1983.  He has been an investor in small capital and high-tech ventures since 1987.  Since October 2010 he has served as Chief Executive Officer and a member of the Board of Directors of Legacy Technology Holdings, Inc. (OTC Markets: LTHO).  Mr. Green has been a member of the Board of Directors of Sun River Energy, Inc. (OTCBB: SNRV) since 1998 and served as its Chief Executive Officer from January 2009 until August 2010.  Mr. Green has been a member of the Board of Directors of INTREorg Systems, Inc. (OTCBB: IORG) since March 2008, and a member of the Board of Directors of Golden Dragon Holding Co. (OTCBB: CCVR) since March 2006.  Mr. Green was a member of the Board of Director of Mountains West Exploration, Inc. (2005 to 2006), Arcland Energy Corp. (OTCBB: ACLY) (2005 to 2006), ASPI Inc. (OTCBB: ASZP) (2006 to 2009), Performing Brands, Inc. (OTCBB: PFOB) (2006 to 2007), ,and QuickByte Software, Inc. (OTCBB: QBYT) (2007 to 2008) Mr. Green attended the University of Colorado.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

We believe that each of our Board member’s unique qualifications and professional experience make them well suited to serve on our Board during our development stage activities. The Board considered the following unique experience of each of our Directors in making its determination.  In addition to the each of the individual skills and background described below, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors on numerous issues facing our company and on the development and execution of our strategy.

Brenda D. Webb.  The Board viewed favorably Ms. Webb’s 30 plus year successful record of managerial experience in the areas of office organization, office management and staffing which it believes provides overall development perspective in a company such as ours, and improves the Board’s ability to assess the various operational and financial risks we face.

Jeff Compton. The Board viewed favorably Mr. Compton’s successful track record as the managing partner of Stonestreet Management and his prior experience in executive management positions in the private sector which it believes improves the Board’s ability to effectively launch our company’s operations.

Redgie Green. The Board viewed favorably Mr. Green’s extensive experience as a member of Boards of Directors of other public companies and his experience as an investor which it believes improves the Board’s ability to operate as an early stage small public company.

Ms. Webb serves as both our Chief Executive Officer and as one of the three members of our Board of Directors.  Messrs. Compton and Green are considered independent directors, but we do not have a “lead” independent director.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management.  At the early stage of our company, our Board believes that in the context of risk oversight, by combining the positions of Chairman of the Board and Chief Executive Officer, the Board gains valuable perspective that combines operational experience of a member of management with the oversight focus of a member of the Board.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we are a development stage company with limited operations, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, our Board seeks to create a Board of Directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Code of Business Conduct and Ethics

 We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment.  Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

•	compliance with laws, rules and regulations,
•	conflicts of interest,
•	insider trading,
•	corporate opportunities,
•	competition and fair dealing,
•	discrimination and harassment,
•	health and safety,
•	record keeping,
•	confidentiality,
•	protection and proper use of company assets,

•	payments to government personnel,
•	waivers of the Code of Business Conduct and Ethics,
•	reporting any illegal or unethical behavior, and
•	compliance procedures.

In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and senior financial officers who are also subject to specific policies regarding:

•	disclosures made in our filings with the Securities and Exchange Commission,
•	deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,
•	conflicts of interests, and
•	knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to, 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas  76092.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2010, other than Mr. Green who failed to timely file one Form 4 reporting one transaction. The foregoing form has subsequently been filed by the reporting person.

Director Compensation

The amount of compensation paid to our directors for their services is currently $500 for each meeting attended.  The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the “Summary Executives Compensation Table” during 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brenda D. Webb	1,000	0	0	0	0	0	1,000
Redgie T. Green	1,000	0	0	0	0	0	1,000
Jeff Compton	0	0	0	0	0	0	0
Malcolm C. Davenport (1)	1,000	250	0	0	0	0	1,250

(1)           Mr. Davenport served as a member of our Board of Directors from April 2009 until February 2011.  In December 2010 we issued him 25,000 shares of our common stock as compensation for his services.

We are presently evaluating our director compensation for 2011 and our Board may elect to adopt a revised compensation structure in the future.

ITEM 11.                                EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2010 and 2009 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen- sation ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)
Brenda Webb, Chief Executive Officer	2010	6,492	0	0	0	0	0	0	6,492
	2009	0	0	0	0	0	0	0	0

How Ms. Webb’s compensation is determined

Ms. Webb, who has served as our CEO since June 2009, is not a party to an employment agreement with our company.  During 2010 we paid Ms. Webb on an hourly basis at $35.00 per hour for the time she devoted to our business and affairs.  We do not provide her with any benefits.  We did not consult with any third parties in determining the amount of compensation payable to Ms. Webb.  The amount of compensation payable to Ms. Webb was determined by our Board of Directors and can be increased at any time upon the determination of our Board of Directors, of which she is one of three members.  We expect to continue the same compensation arrangement in 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Brenda D. Webb	5,000	0	0	0.50	6/7/14	0	0	0	0

Stock Option Plans

We have not adopted any stock option, equity compensation or similar plans.

Non-Plan Compensatory Grants

In June 2004 we granted Brenda Webb, 10 year options to purchase 5,000 shares of our common stock with an exercise price of $0.50 per share.  The options terminate on the earlier of 10 years from the date of grant, 30 days after her termination for any reason other than death or disability or one year following termination of her employment for death or disability. The option is not transferrable by Ms. Webb.

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 6, 2011, we had 10,474,166 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 6, 2011 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Brenda Webb (1)	305,000	2.9%
Jeff Compton	25,000	<1%
Redgie Green	25,000	<1%
All officers and directors as a group (three persons)	355,000	3.4%
J.H. Brech, LLC (2)	1,448,668	13.3%
Robert Fodor (3)	760,000	7.3%
George W. Fry, Jr. (4)	724,000	6.9%
The Vice Law Firm PLLC (5)	750,000	7.2%

1           The number of shares beneficially owned by Ms. Webb includes options to purchase 5,000 shares of our common stock at an exercise price of $0.50 which expire in June 2014. Ms. Webb is a member of J.H. Brech, LLC.  See footnote 2 below.  Ms. Webb disclaims beneficial ownership of the shares owned by J.H. Brech, LLC.

2           The number of shares owned by J. H. Brech, LLC includes:

•           1,000,000 shares which are presently outstanding, and
•           448,668 shares issuable upon the conversion of $200,534 principal amount and approximately $23,800 of accrued interest due at March 31, 2011 under a convertible promissory note which is convertible into shares of our common stock at a conversion price of $0.50 per share.

J.H. Brech, LLC’s address is 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. Mr. Charles J. Webb, the spouse of Ms. Brenda Webb, is managing partner of J.H. Brech, LLC and holds voting and dispositive control over shares of our common stock owned by that entity.

3           Mr. Fodor’s address is 2740 SW 28 Terrace, Miami, Florida 33131.

4           Mr. Fry’s address is 754 River Oaks Court, Columbus, Georgia 31904.

5           The address if The Vice Law Firm PLLC is 1111 W. Mockingbird, Suite 700, Dallas, Texas 75247.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	0	n/a	n/a
Plans not approved by shareholders:
Non-plan compensatory options - Brenda Webb	5,000	$0.50	0

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time J.H. Brech, LLC advanced us funds for working capital.  In April 2009, we issued J.H. Brech, LLC a convertible promissory note in the principal amount of $200,534 representing those amounts.  The convertible promissory note, which is convertible at the option of the holder into shares of our common stock at a conversion price of $0.50 per share, bears interest at 6% per annum and is due in April 2012. At December, 2010, $200,534 principal and $20,767 of accrued but unpaid interest was outstanding under the note.

We are also a party to an Amended and Restated Consulting Agreement dated December 13, 2010 with J.H. Brech, LLC, which replaced a prior agreement entered into in May 2009.  Under the terms of this agreement, J.H. Brech, LLC provides us with a variety of consulting services including assisting us with the preparation of reports, summaries, profiles, due diligence packages and other materials we may request and consulting with us on our capital raising and business development strategies.  As compensation for its services, we reimburse it for pre-approved reasonable and necessary expenses incurred by it in providing the services to us.  At December 31, 2010 we owed J.H. Brech, LLC $64,438.  We may also issue the firm equity as additional compensation for its services to us.  The agreement remains in effect until terminated and it may be terminated by either party at any time after June 13, 2011 upon 30 days’ notice, or upon a breach after 10 days’ notice.  The agreement contains customary confidentiality provisions.

In March 2011 we entered to a revolving line of credit with J.H. Brech, LLC, to provide access to funding for its operations.  The purpose of the revolving credit line was to grant us access to additional funds and to memorialize the amounts we owed J.H. Brech, LLC.  Under the terms of the 8% revolving credit note, we have access of up to $500,000, which includes the $64,438 we owed J.H. Brech, LLC at December 31, 2010.  The terms of the revolving credit line are described earlier in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revolving Line of Credit.

Mr. Charles J. Webb, the spouse of Ms. Brenda Webb, our CEO and a member of our Board of Directors, is managing partner of J.H. Brech, LLC.  Ms. Webb owns approximately 9% of J.H. Brech, LLC, and Mr. Webb owns an additional approximate 36% of J.H. Brech, LLC.  Ms. Webb disclaims beneficial ownership over the interest in J.H. Brech, LLC owned by her husband.

Director Independence

Messrs. Compton and Green are considered “independent” directors within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.                     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Ronald R. Chadwick, P.C. for 2010 and 2009.

	2010	2009

Audit Fees	$12,000	$12,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$12,000	$12,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Convertible Promissory Note from International Paintball Association, Inc. to J.H. Brech LLC (1)
10.2	Form of Amendment to Convertible Promissory Note dated April 29, 2009 by and between International Paintball Association, Inc. and J.H. Brech, LLC (1)
10.3	Form of bridge note and form of extension agreement (1)
10.4	Asset Purchase Agreement dated as of June 7, 2004 by and between 4-G Paintball, Inc., Daysi Garcia, Silvana Garcia, Richard Garcia and Gerald Garcia (1)
10.5	Release and Settlement Agreement (1)
10.6	Form of Amended and Restated Consulting Agreement with J.H. Brech, LLC dated December 13, 2010 *
10.7	Form of 8% Revolving Credit Note with J.H. Brech, LLC *
10.8	Form of extension of J.H. Brech LLC Convertible Promissory Note *
14.1	Code of Business Conduct and Ethics *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith.

(1)	Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53464, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Paintball Association, Inc.
April 14, 2011	By: /s/ Brenda D. Webb
Brenda D. Webb, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Brenda D. Webb Brenda D. Webb	Chief Executive Officer, President, director, principal executive officer and principal financial and accounting officer	April 14, 2011
________________ Jeff Compton	Director
/s/ Redgie Green Redgie Green	Director	April 14, 2011

The foregoing represents a majority of the Board of Directors.

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
International Paintball Association, Inc.
Trophy Club, Texas

I have audited the accompanying balance sheets of International Paintball Association, Inc. (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from May 24, 2004 (inception of the development stage) through December 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of International Paintball Association, Inc.  as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from May 24, 2004 (inception of the development stage) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
April 6, 2011	RONALD R. CHADWICK, P.C.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Balance Sheets
(Audited)

	December 31,
	2010	2009

ASSETS:
Current Assets:

Cash	$28	$38
Total Current Assets	28	38

Furniture & Fixtures (Net)	-	-
Total Fixed Assets	-	-

TOTAL ASSETS	$28	$38

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$247,449	$176,834
Accounts Payable, related parties	61,199	40,833
Accrued liabilities	146,040	95,743
Note payable	478,500	478,500
Notes payable, convertible - related party	200,534	200,534
Total Current Liabilities	1,133,722	992,444

Stockholders' Deficit
Common Stock, no par value; 100,000,000 shares authorized
10,474,166 and 10,449,166 issued and outstanding at December 31, 2010 and December 31, 2009, repectively	930,608	930,358
Preferred Class A stock, no par value 240,000 shares authorized
No shares issued and outstanding at December 31, 2010 and 2009 respectively	-	-
Preferred Class B stock, no par value 1,600,000 shares authorized
No shares issued and outstanding at December 31, 2010 and 2009 respectively	-	-
Additional Paid-in Capital	124,371	124,371
Treasury Stock	(40)	(40)
Deficit accumulated during the development stage	(2,188,633)	(2,047,095)

Total Stockholders' Deficit	(1,133,694)	(992,406)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28	$38

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Statements of Operations
(Audited)

			May 24, 204
	For the Year ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010

Revenue	$-	$-	$63,723
Cost of Goods Sold	-	-	36,479
Gross Profit	-	-	27,244

Amortization and Depreciation	-	61	8,364
Write offs	-	-	109,415
General and administrative	91,241	101,786	1,894,978

Total Expenses	91,241	101,847	2,012,757

Net Operating Loss	(91,241)	(101,847)	(1,985,513)

Other Income (Expense)
Miscellaneous Income	-	-	4,052
Gain on debt settlement	-	-	15,100
Interest	(50,297)	(47,001)	(222,272)

Total Other Income (Expense)	(50,297)	(47,001)	(203,120)

Net Loss	$(141,538)	$(148,848)	$(2,188,633)

Net Income/Loss per common share
equivalent	$(0.01)	$(0.01)
Weighted average number of common
shares equivalent outstanding	10,450,399	10,449,166

* Less than ($0.01) per share.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
STATEMENTS OF CASHFLOWS
(Audited)

			May 24, 204
	For The Years Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net Profit (Loss)	$(141,538)	$(148,848)	$(2,188,633)
Depreciation	-	61	8,364
Compensatory stock issuances	250	-	591,775
Option expense	-		47,992
Write offs	-		109,415
Adjustments to reconcile net loss to net cash used
by operating activities
Changes in operating assets and liabilities
Increase in Accounts Payable - related party	20,366		20,366
Increase in Accounts Payable and accrued liabilities	120,912	101,919	750,230
Increase in accrued expenses	-	46,923	46,923

Net Cash Flows Used by Operating Activities	(10)	55	(613,568)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(8,364)
Notes receivable	-	-	12,000

Net Cash Flows Provided (Used) by Investing Activities	-	-	3,636

Cash Flows from Financing Activities
Bank overdraft	-	(17)	-
Funds received from note payables	-	-	561,450
Payments of note payables	-	-	(51,950)
Sales of common stock	-	-	100,500
Repurchase of treasury stock	-	-	(40)

Net Cash Flows Provided by Financing Activities	-	(17)	609,960

Net Increase (Decrease) in Cash	(10)	38	28

Cash at Beginning of Period	38	-	-

Cash at End of Period	$28	$38	$28

Supplemental Disclosure of Cash Flow Informantion
Cash paid for interest	$-	$-	$15,129
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From May 24, 2004 (Inception) through Decmber 31, 2010
										Deficit
										Accum.
										During
							Additional	Deferred		the
	Comon Stock		Preferred A Stock		Preferred B Stock		Paid-in	Offering	Treasury	Development
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Expense	Stock	Stage	Totals

Balances - May 24, 2004	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
June 2004 Stock issued for assets	200,000	100,000									100,000
June 2004 Stock issued for cash	8,000	1,000									1,000
June 2004 Stock issued for cash			240,000	30,000	139,000	69,500					99,500
Aug 2004 H Hill accrued salary	166,666	20,833									20,833
settlement for stock											-
Deferred options							50,714	(3,720)			46,994
											-
Net Loss for period										(326,910)	(326,910)
Balance - December 31, 2004	374,666	121,833	240,000	30,000	139,000	69,500	50,714	(3,720)	-	(326,910)	(58,583)

Stock for services, several @$.10-$.50	1,958,000	343,000									343,000
Stock for debt/settlement, several	235,000	117,500									117,500
@ $.50											-
Stock for interest, several @ $0.01	450,000	4,500									4,500
Treasury stock	(200,000)								(40)		(40)
Deferred Offering Expense - Vested Options								882			882
Vested options - Cancellations							(2,722)	2,722			-
Paid-in Capital RP Debt Cancellation							76,379				76,379
											-
Net Loss for period										(690,979)	(690,979)
Balance - December 31, 2005	2,817,666	586,833	240,000	30,000	139,000	69,500	124,371	(116)	(40)	(1,017,889)	(207,341)

Stock for services, several @ $.50	350,000	175,000									175,000
Stock for interest, several @ $various	2,382,500	23,825									23,825
Deferred Offering Expense - Vested Options								116			116
Net Loss for period										(363,762)	(363,762)
Balance - December 31, 2006	5,550,166	785,658	240,000	30,000	139,000	69,500	124,371	-	(40)	(1,381,651)	(372,162)

Stock for interest, several @ $.01	2,060,000	20,600									20,600
Stock for services, several @ $.01	300,000	3,000									3,000
Net Loss for period										(310,999)	(310,999)
Balance - December 31, 2007	7,910,166	809,258	240,000	30,000	139,000	69,500	124,371	-	(40)	(1,692,650)	(659,561)

Stock for interest, several @ $.01 @3/31/08	200,000	2,000									2,000
Stock for interest, several @ $.01 @6/30/08	170,000	1,700									1,700
Stock for interest, several @ $.01 @9/30/08	640,000	6,400									6,400
Stock for interest, several @ $.01 @12/31/08	200,000	2,000									2,000
Stock for services, several @ $.01 @ 3/31/08	700,000	7,000									7,000
Stock for services, several @ $.01 @ 9/30/08	250,000	2,500									2,500
03/12/08 Conversion of Class A & B to common											-
by Directors Meeting, one for one	379,000	99,500	(240,000)	(30,000)	(139,000)	(69,500)					-
Net Loss for period										(205,597)	(205,597)
Balances - December 31, 2008	10,449,166	930,358	-	-	-	-	124,371	-	(40)	(1,898,247)	(843,558)

Net Loss for period										(148,848)	(148,848)
Balances - December 31, 2009	10,449,166	930,358	-	-	-	-	124,371	-	(40)	(2,047,095)	(992,406)

Stock for services, @ $.01 @ 12/13/10	25,000	250	-	-	-	-	-	-	-	-	250

Net loss for the period	-	-	-	-	-	-	-	-	-	(141,538)	(141,538)
Balances - December 31, 2010	10,474,166	930,608	-	$-	-	$-	$124,371	$-	$(40)	$(2,188,633)	$(1,133,694)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2010
(Audited)

NOTE 1.               ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

International Paintball Association, Inc. (the “Company”) was originally formed as a Texas corporation in May 2004 under the name 4G Paintball, Inc.  In September 2008 the Company changed its name and domicile to Colorado by merging with International Paintball Association, Inc., it wholly owned subsidiary. The Company was organized to sell and market products for paintball activities in an effort to develop and promote its brand identity.  The Company also intends to establish a league based sanctioning body, initially for amateur players, with the goal of ultimately developing this amateur league into semi-professional, and then professional, paintball leagues and players.  The Company's fiscal year end is December 31st.

Basis of presentation - Development Stage Enterprise

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.  At December 31, 2010 and December 31, 2009, the Company had no balance in its allowance for doubtful accounts.

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

Advertising costs

Advertising costs are expensed as incurred.  The Company did not record any advertising costs during the years ended December 31, 2010 or 2009.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2010
(Audited)

NOTE 1.               ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

Long-Lived Assets

In accordance with FASB Accounting Standards Codification (“ASC”) Nos. 350 and 360, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Segment information

The Company is structured to operate primarily in a single operating segment, namely the marketing and sale of paintball related products and the establishment of a league based sanctioning body for amateur paintball players.

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

Income tax

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
For the Years Ended December 31, 2010
(Audited)

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

NOTE 3.               FIXED ASSETS.

Fixed asset values recorded at cost are as follows:

	December 31, 2010	December 31, 2009

Computer equipment	$4,622	$4,622
Furniture and fixtures	3,742	3,742
	8,364	8,364
Less accumulated depreciation	(8,364)	(8,364)
Total	$-	$-

During the year ended December 31, 2009, the Company fully depreciated its fixed assets.

NOTE 4.               INCOME TAXES

Deferred  income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.  These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2010 and 2009 the Company had net operating loss carryforwards of approximately $2,185,000 and $2,047,000, respectively, which begin to expire in 2025. The deferred tax asset of $699,000 and $667,000, respectively created by the net operating losses has been offset by a 100% valuation allowance.  The change in the valuation allowance in 2010 and 2009 was $44,000 and $58,000, respectively.

NOTE 5.               NOTES PAYABLE.

At December 31, 2010 and 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% to 9% per annum, due in full on term expiration, with all amounts at each date presently past due.  The Company incurred interest expense under the notes during the years ended December 31, 2010 and 2009 of $38,415 and $38,226 respectively. Accrued interest at December 31, 2010 and 2009 amounted to $115,383 and $77,157, respectively.

NOTE 6.               NOTES PAYABLE, CONVERTIBLE – RELATED PARTY.

In April 2009, a related party that was owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note.  The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2011.  The Convertible Promissory Note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At December 31, 2010 and 2009, $200,534 was outstanding.  During the years ended December 31, 2010 and 2009 interest expense was $12,032 and $8,735, respectively. Accrued interest at December 31, 2010 and 2009 amounted to $20,767 and $8,735 respectively.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2010
(Audited)

NOTE 7.               RELATED PARTY ADVANCES.

From time to time a related party has advanced the Company funds for general working capital.  At December 31, 2010 and 2009 we owed that entity $61,199 and $40,833 respectively.  These advances are non-interest bearing and due on demand.

NOTE 8.               STOCKHOLDERS' EQUITY.

Common stock

The Company has 100,000,000 shares of authorized common stock, no par value, with 10,474,166 and 10,449,166 shares issued and outstanding as of December 31, 2010 and 2009, respectively with 200,000 shares in treasury at each date.

During the year ended December 31, 2010 the Company issued 25,000 shares of common stock valued at $250 ($.01 per share) to a Director for services.

Stock options

At December 31, 2010, the Company had stock options outstanding as described below.

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

                    Employee stock options

The Company accounts for employee stock options under FASB ASC No. 718 - Compensation - Stock Compensation.  Unless otherwise provided for, the Company covers option exercises by issuing new shares.  At the beginning of 2010 the Company had 5,000 options outstanding and exercisable.  During the years ended December 31, 2010 and 2009, no options were granted, exercised or cancelled, leaving a balance at December 31, 2010 and 2009 of 5,000 outstanding employee stock options.

NOTE 9.               CONTINGENCIES.

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

NOTE 10.              SUBSEQUENT EVENTS.

The Company evaluated events for subsequent events to be included in its December 31, 2010 financial statements herein, and has determined that there are no subsequent events that require disclosure.