Form 10-Q
period 2011-03-31
International Paintball Association, Inc.
filed 2011-05-06
CIK 1446801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  10,474,166 shares of common stock are issued and outstanding as of May 6, 2011.

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

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.   You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “International Paintball,” “IPA,” "we"", "our", the "Company" and similar terms refer to International Paintball Association, Inc., a Colorado corporation.  In addition, when used herein and unless specifically set forth to the contrary, “First Quarter 2011” refers to the three months ended March 31, 2011, “First Quarter 2010” refers to the three months ended March 31, 2010, “2010” refers to the year ended December 31, 2010 and “2011” refers to the year ending December 31, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS:
Current Assets:

Cash	$12	$28
Total Current Assets	12	28

Furniture & Fixtures (Net)	-	-
Total Fixed Assets	-	-

TOTAL ASSETS	$12	$28

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$269,785	$247,449
Accounts Payable, related parties	-	61,199
Accrued liabilities	158,480	146,040
Revolving credit line	78,037	-
Note payable	478,500	478,500
Notes payable, convertible - related party	200,534	200,534
Total Current Liabilities	1,185,336	1,133,722

Stockholders' Deficit
Common Stock, no par value; 100,000,000 shares authorized
10,449,166 issued and outstanding at March 31, 2011 and December 31, 2010, repectively	930,608	930,608
Preferred Class A stock, no par value 240,000 shares authorized
No shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Preferred Class B stock, no par value 1,600,000 shares authorized
No shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Additional Paid-in Capital	124,371	124,371
Treasury Stock	(40)	(40)
Deficit accumulated during the development stage	(2,240,263)	(2,188,633)

Total Stockholders' Deficit	(1,185,324)	(1,133,694)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12	$28

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			May 24, 204
	For the Three Months Ended		(Inception) to
	March 31,		December 31,
	2011	2010	2010

Revenue	$-	$125	$63,723
Cost of Goods Sold	-	-	36,479
Gross Profit	-	125	27,244

Amortization and Depreciation	-	-	8,364
Write offs	-	-	109,415
General and administrative	39,191	23,738	1,934,169

Total Expenses	39,191	23,738	2,051,948

Net Operating Loss	(39,191)	(23,613)	(2,024,704)

Other Income (Expense)
Miscellaneous Income	-	-	4,052
Gain on debt settlement	-	-	15,100
Interest	(12,439)	(12,439)	(234,711)

Total Other Income (Expense)	(12,439)	(12,439)	(215,559)

Net Loss	$(51,630)	$(36,052)	$(2,240,263)

Net Income/Loss per common share
equivalent	$(0.00)	$(0.00)
Weighted average number of common
shares equivalent outstanding	10,474,166	10,449,166

* Less than ($0.01) per share.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
STATEMENTS OF CASHFLOWS
(Unaudited)

			May 24, 204
	For The Three Month's Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net Profit (Loss)	$(51,630)	$(148,848)	$(2,240,263)
Depreciation	-	61	8,364
Compensatory stock issuances	-	-	591,775
Option expense	-		47,992
Write offs	-		109,415
Adjustments to reconcile net loss to net cash used
by operating activities
Changes in operating assets and liabilities
Increase in Accounts Payable - related party	-		20,366
Increase in Accounts Payable	22,336	101,919	772,566
Increase in accrued expenses	12,440	46,923	59,363

Net Cash Flows Used by Operating Activities	(16,854)	55	(630,422)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(8,364)
Notes receivable	-	-	12,000

Net Cash Flows Provided (Used) by Investing Activities	-	-	3,636

Cash Flows from Financing Activities
Bank overdraft	-	(17)	-
Increase in revolving credit line	16,838		16,838
Funds received from note payables	-	-	561,450
Payments of note payables	-	-	(51,950)
Sales of common stock	-	-	100,500
Repurchase of treasury stock	-	-	(40)

Net Cash Flows Provided by Financing Activities	16,838	(17)	626,798

Net Increase (Decrease) in Cash	(16)	38	12

Cash at Beginning of Period	28	-	-

Cash at End of Period	$12	$38	$12

Supplemental Disclosure of Cash Flow Informantion
Cash paid for interest	$-	$-	$15,129
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:
Common stock issued for services	$-	$9,500	$530,500
Common stock issued for interest	$-	$16,100	$61,025
Common stock issued for assets	$-	$-	$100,000
Debt converted to capital	$-	$-	$214,712
Accounts payable transferred to
convertible note payable	$-	$-	$200,534
Accounts payable - related party transferred to
revolving credit line	$61,199	$-	$200,534

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From May 24, 2004 (Inception) through March 31, 2011
(Unaudited)
										Deficit
										Accum.
							Additional	Deferred		During the
	Comon Stock		Preferred A Stock		Preferred B Stock		Paid-in	Offering	Treasury	Development
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Expense	Stock	Stage	Total

Balances - May 24, 2004	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
June 2004 Stock issued for assets	200,000	100,000									100,000
June 2004 Stock issued for cash	8,000	1,000									1,000
June 2004 Stock issued for cash			240,000	30,000	139,000	69,500					99,500
Aug 2004 H Hill accrued salary	166,666	20,833									20,833
settlement for stock											-
Deferred options							50,714	(3,720)			46,994
											-
Net Loss for period										(326,910)	(326,910)
Balance - December 31, 2004	374,666	121,833	240,000	30,000	139,000	69,500	50,714	(3,720)	-	(326,910)	(58,583)

Stock for services, several @$.10-$.50	1,958,000	343,000									343,000
Stock for debt/settlement, several	235,000	117,500									117,500
@ $.50											-
Stock for interest, several @ $0.01	450,000	4,500									4,500
Treasury stock	(200,000)								(40)		(40)
Deferred Offering Expense - Vested Options								882			882
Vested options - Cancellations							(2,722)	2,722			-
Paid-in Capital RP Debt Cancellation							76,379				76,379
											-
Net Loss for period										(690,979)	(690,979)
Balance - December 31, 2005	2,817,666	586,833	240,000	30,000	139,000	69,500	124,371	(116)	(40)	(1,017,889)	(207,341)

Stock for services, several @ $.50	350,000	175,000									175,000
Stock for interest, several @ $various	2,382,500	23,825									23,825
Deferred Offering Expense - Vested Options								116			116
Net Loss for period										(363,762)	(363,762)
Balance - December 31, 2006	5,550,166	785,658	240,000	30,000	139,000	69,500	124,371	-	(40)	(1,381,651)	(372,162)

Stock for interest, several @ $.01	2,060,000	20,600									20,600
Stock for services, several @ $.01	300,000	3,000									3,000
Net Loss for period										(310,999)	(310,999)
Balance - December 31, 2007	7,910,166	809,258	240,000	30,000	139,000	69,500	124,371	-	(40)	(1,692,650)	(659,561)

Stock for interest, several @ $.01 @3/31/08	200,000	2,000									2,000
Stock for interest, several @ $.01 @6/30/08	170,000	1,700									1,700
Stock for interest, several @ $.01 @9/30/08	640,000	6,400									6,400
Stock for interest, several @ $.01 @12/31/08	200,000	2,000									2,000
Stock for services, several @ $.01 @ 3/31/08	700,000	7,000									7,000
Stock for services, several @ $.01 @ 9/30/08	250,000	2,500									2,500
03/12/08 Conversion of Class A & B to common											-
by Directors Meeting, one for one	379,000	99,500	(240,000)	(30,000)	(139,000)	(69,500)					-
Net Loss for period										(205,597)	(205,597)
Balances - December 31, 2008	10,449,166	930,358	-	-	-	-	124,371	-	(40)	(1,898,247)	(843,558)

Net Loss for period										(148,848)	(148,848)
Balances - December 31, 2009	10,449,166	930,358	-	-	-	-	124,371	-	(40)	(2,047,095)	(992,406)

Stock for services, @ $.01 @ 12/13/10	25,000	250	-	-	-	-	-	-	-	-	250

Net loss for the period	-	-	-	-	-	-	-	-	-	(141,538)	(141,538)
Balances - Decmeber 31, 2010	10,474,166	930,608	-	-	-	-	124,371	-	(40)	(2,188,633)	(1,133,694)

Net loss for the period	-	-	-	-	-	-	-	-	-	(51,630)	(51,630)

Balances - March 31, 2011 - Unaudited	10,474,166	930,608	-	$-	-	$-	$124,371	$-	$(40)	$(2,240,263)	$(1,185,324)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Three Months End March 31, 2011 and 2010
(Unaudited)

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

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The condensed financial statements are presented on the accrual basis.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.  At March 31, 2011 and December 31, 2010, the Company had no balance in its allowance for doubtful accounts.

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

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Three Months End March 31, 2011 and 2010
(Unaudited)

NOTE 1.               ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Advertising costs

Advertising costs are expensed as incurred.  The Company did not record any advertising costs during the three months ended
March 31, 2011 and 2010.

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

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Three Months End March 31, 2011 and 2010
(Unaudited)

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

NOTE 3.               NOTES PAYABLE.

At December 31, 2010 and 2009, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% to 9% per annum, due in full on term expiration, with all amounts at each date presently past due.  The Company incurred interest expense under the notes during the years ended March 31, 2011 and 2010 of $9,472 and $9,472 respectively. Accrued interest at March 31, 2011 and December 31, 2010 amounted to $134,537 and $125,065, respectively.

NOTE 4.               NOTES PAYABLE, CONVERTIBLE – RELATED PARTY.

In April 2009, a related party that was owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note.  The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2011.  The Convertible Promissory Note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At March 31, 2011 and December 31, 2010, $200,534 was outstanding.  During the three months ended March 31, 2011 and 2010 interest expense was $2,967 and $2,967_, respectively. Accrued interest at March 31, 2011 and December 31, 2010 amounted to $23,734 and $20,767 respectively. On April 4, 2011 the term of the note was extended to April 10, 2012

NOTE 5.               REVOLVING CREDIT LINE

From time to time a related party has advanced the Company funds for general working capital.  At March 31, 2011 and December 31, 2010 we owed that entity $78,037 and $61,199 respectively.  These advances were non-interest bearing and due on demand. On March 25, 2011 the Company converted the advances into a 8% revolving credit line up to a maximum of $500,000. The note is payable the earlier of March 25, 2014 of the date the Company receives financing of $1,500,000.

NOTE 6.               STOCKHOLDERS' EQUITY.

Common stock

The Company has 100,000,000 shares of authorized common stock, no par value, with 10,474,166 and 10,474,166 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively with 200,000 shares in treasury at each date.

During the year ended December 31, 2010 the Company issued 25,000 shares of common stock valued at $250 ($.01 per share) to a Director for services.

Stock options

At March 31, 2011 and December 31, 2010, the Company had stock options outstanding as described below.

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

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Three Months End March 31, 2011 and 2010
(Unaudited)

NOTE 6.               STOCKHOLDERS’ EQUITY (continued).

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

NOTE 8.               SUBSEQUENT EVENTS.

The Company evaluated events for subsequent events to be included in its March 31, 2011 financial statements herein, and has determined that there are no subsequent events that require disclosure.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2010.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We reported a net loss of $51,630 for the First Quarter 2011 and we have incurred net losses of approximately $2.2 million since inception through March 31, 2011.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

Our activities to date have consisted of organizing our company, conducting an initial round of private financing to obtain "seed" capital and designing our business plan, including interviews with industry participants, visits to paintball field and retail facilities, evaluating website development firms, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment.  We have not engaged any of these vendors and do not intend to engage them until we have raised additional funds.  To date, we have funded our activities through debt, a good portion of which is presently past due, as well as through working capital advances from a related party.  In order to fully organize our company and continue to implement our business model, we will need to raise approximately $2,500,000.  Given the development stage nature of our company, we do not believe we will be able to raise the necessary capital until a market for our common stock has been established.  We expect a market marker will file an application for the quotation of our common stock on the OTC Bulletin Board in the near future.  If this effort is successful, of which there are no assurances, we believe this will enable us to effectively move forward to obtain the necessary capital for the next phase of the implementation of our business.  Thereafter, we will seek to raise a total of $2,500,000 through the sale of our equity, convertible debt or a combination of equity and convertible debt.  While we reasonably believe we will be able to complete these steps, there are no assurances that we will be successful in ultimately raising the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations.

Results of Operations

We do not presently have any revenue generating operations.  Our general and administrative expenses primarily include legal and accounting fees and fees and costs of our transfer agent.  General and administrative expenses increased 65% for the First Quarter 2011 from the First Quarter 2010.  This increase is primarily attributable to increases in legal and accounting fees related to both our registration statement on Form 10 and our Annual Report on Form 10-K, and fees of our transfer agent.  We expect that these expenses will decrease during the balance of 2011, as a result of the one-time nature of certain of these expenses, until such time as we are able to further implement our business plan.  At that time, we expect our general and administrative expenses will increase significantly, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expense represents a non-cash expense representing interest on third party notes payable in the principal amount of $478,500 which are presently past due, as well as interest on a related party convertible note payable in the principal amount of $200,534 which matures in April 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2011 we had a working capital deficit of $1,185,324 as compared to a working capital deficit of $1,133,694 at December 31, 2010.  Our current liabilities have increased approximately 5% at March 31, 2011 from December 31, 2010 as a result of increased in accounts payable and accrued liabilities and amounts due a related party.  The approximate 9% increase in accounts payable at March 31, 2011 from December 31, 2010 is reflective of our lack of sufficient working capital to fund our ongoing expenses.  In March 2011 we entered into a $500,000 revolving line of credit with J.H. Brech, LLC, a related party, which included the approximately $62,000 outstanding to it at that time as reflected on our December 31, 2010 balance sheet under accounts payable - related parties.   At March 31, 2011 we owed J.H. Brech, LLC $78,037 under this credit line.  Interest on amounts outstanding under this credit line is payable at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and any accrued but unpaid is due on March 24, 2014.  At our sole discretion, we can pay the interest in shares of our common stock.  The approximate 9% increase in accrued liabilities is primarily attributable to interest due under notes in the principal amount of $478,500 which are presently past due, together with interest due under a convertible note to a related party.

Net cash used by operating activities in the First Quarter 2011 was $16,854 as compared to net cash provided by operating activities of $55 in the First Quarter of 2010.  During the First Quarter 2011, we used cash to fund our operating loss, which was offset by increases in accounts payable and accrued expenses.  During the First Quarter 2010 cash provided by increases in our accounts payable and accrued expenses was offset by cash used to fund our operating expenses.

Net cash provided by financing activities in the First Quarter 2011 represents additional advances from a related party and net cash used in financing activities in the First Quarter 2010 represents a bank overdraft.  We did not generate any cash from or use any cash in investing activities during either period.

Other than the revolving credit line with a related party, we do not have any external sources of working capital.  At March 31, 2011 we have $478,500 principal amount and $134,537 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.  At March 31, 2011 we also owe J.H. Brech, LLC, a related party, $200,534 principal amount under a convertible promissory note, together with accrued interest of $23,734.  This note matures in April 2012 and we do not presently have sufficient funds available to satisfy the obligation.

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

A summary of significant accounting policies is included in Note 1 to the financial statements included elsewhere in this report.  Our management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on her evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

International Paintball Association, Inc.

May 6, 2011	By: /s/ Brenda D. Webb
Brenda D. Webb, Chief Executive Officer