Form 10-Q
period 2011-06-30
International Paintball Association, Inc.
filed 2011-08-11
CIK 1446801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  10,474,166 shares of common stock are issued and outstanding as of August 10, 2011.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “International Paintball,” “IPA,” "we"", "our", the "Company" and similar terms refer to International Paintball Association, Inc., a Colorado corporation.  In addition, when used herein and unless specifically set forth to the contrary, “Second Quarter 2011” refers to the six months ended June 30, 2011, “Second Quarter 2010” refers to the six months ended June 30, 2010, “2010” refers to the year ended December 31, 2010 and “2011” refers to the year ending December 31, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Balance Sheets
(Audited)
	June 30,	December 31,
	2011	2010
ASSETS:
Current Assets:

Cash	$980	$28
Total Current Assets	980	28

Furniture & Fixtures (Net)	-	-
Total Fixed Assets	-	-

TOTAL ASSETS	$980	$28

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$280,761	$247,449
Accounts Payable, related parties	-	61,199
Accrued liabilities	172,778	146,040
Revolving credit line - related party	83,277	-
Note payable	478,500	478,500
Notes payable, convertible - related party	200,534	200,534
Total Current Liabilities	1,215,850	1,133,722

Stockholders' Deficit
Common Stock, no par value; 100,000,000 shares authorized 10,449,166 issued and outstanding at June 30, 2011 and December 31, 2010, repectively	930,608	930,608
Preferred Class A stock, no par value 240,000 shares authorized No shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred Class B stock, no par value 1,600,000 shares authorized No shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Additional Paid-in Capital	124,371	124,371
Treasury Stock	(40)	(40)
Deficit accumulated during the development stage	(2,269,809)	(2,188,633)

Total Stockholders' Deficit	(1,214,870)	(1,133,694)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$980	$28

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					May 24, 2004
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	March 31,		June 30,		June 30,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$125	$63,723
Cost of Goods Sold	-	-	-	-	36,479
Gross Profit	-	-	-	125	27,244

Amortization and Depreciation	-	-	-	-	8,364
Write offs	-	-	-	-	109,415
General and administrative	15,249	35,844	54,440	58,582	1,910,227

Total Expenses	15,249	35,844	54,440	58,582	2,028,006

Net Operating Loss	(15,249)	(35,844)	(54,440)	(58,457)	(2,000,762)
Other Income (Expense)
Miscellaneous Income	-	-	-	-	4,052
Gain on debt settlement	-	-	-	-	15,100
Interest	(14,297)	(12,247)	(26,736)	(25,687)	(236,569)

Total Other Income (Expense)	(14,297)	(12,247)	(26,736)	(25,687)	(217,417)

Net Loss	$(29,546)	$(48,091)	$(81,176)	$(84,144)	$(2,218,179)

Net Income/Loss per common share equivalent	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares equivalent outstanding	10,474,166	10,449,166	10,474,166	10,449,166
* Less than ($0.01) per share.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
STATEMENTS OF CASHFLOWS
(Unaudited)

	For The Six Months Ended		(Inception) to
	June 30,		June 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net Profit (Loss)	$(81,176)	$(84,144)	$(2,269,809)
Depreciation	-	-	8,364
Compensatory stock issuances	-	-	591,775
Option expense	-	-	47,992
Write offs	-		109,415
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities
Increase in Accounts Payable - related party	-	3,749	20,366
Increase in Accounts Payable	33,312	80,489	783,542
Increase in accrued expenses	26,738	(125)	73,661

Net Cash Flows Used by Operating Activities	(21,126)	(31)	(634,694)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(8,364)
Notes receivable	-	-	12,000

Net Cash Flows Provided (Used) by Investing Activities	-	-	3,636

Cash Flows from Financing Activities
Bank overdraft	-	-	-
Increase in revolving credit line	22,078		22,078
Funds received from note payables	-	-	561,450
Payments of note payables	-	-	(51,950)
Sales of common stock	-	-	100,500
Repurchase of treasury stock	-	-	(40)

Net Cash Flows Provided by Financing Activities	22,078	-	632,038

Net Increase (Decrease) in Cash	952	(31)	980

Cash at Beginning of Period	28	38	-

Cash at End of Period	$980	$7	$980

Supplemental Disclosure of Cash Flow Informantion
Cash paid for interest	$-	$-	$15,129
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for services	$-	$-	$530,500
Common stock issued for interest	$-	$-	$61,025
Common stock issued for assets	$-	$-	$100,000
Debt converted to capital	$-	$-	$214,712
Accounts payable transferred to convertible note payable	$-	$-	$200,534
Accounts payable - related party transferred to revolving credit line	$61,199	$-	$200,534

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From May 24, 2004 (Inception) through June 30, 2011
(Unaudited)

	Comon Stock		Preferred A Stock		Preferred B Stock		Additional Paid-in	Deferred Offering	Treasury	Deficit Accum. During the Development
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Expense	Stock	Stage	Totals
Balances - May 24, 2004	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
June 2004 Stock issued for assets	200,000	100,000									100,000
June 2004 Stock issued for cash	8,000	1,000									1,000
June 2004 Stock issued for cash			240,000	30,000	139,000	69,500					99,500
Aug 2004 H Hill accrued salary settlement for stock	166,666	20,833									20,833
											-
Deferred options							50,714	(3,720)			46,994
											-
Net Loss for period										(326,910)	(326,910)
Balance - December 31, 2004	374,666	121,833	240,000	30,000	139,000	69,500	50,714	(3,720)	-	(326,910)	(58,583)

Stock for services, several @$.10-$.50	1,958,000	343,000									343,000
Stock for debt/settlement, several @$.50	235,000	117,500									117,500
											-
Stock for interest, several @ $0.01	450,000	4,500									4,500
Treasury stock	(200,000)								(40)		(40)
Deferred Offering Expense -Vested options								882			882
Vested options -Cancellations							(2,722)	2,722			-
Paid-in Capital RP Debt Cancellation							76,379				76,379
											-
Net Loss for period										(690,979)	(690,979)
Balance - December 31, 2005	2,817,666	586,833	240,000	30,000	139,000	69,500	124,371	(116)	(40)	(1,017,889)	(207,341)

Stock for services, several @ $.50	350,000	175,000									175,000
Stock for interest, several @ $various	2,382,500	23,825									23,825
Deferred Offering Expense -Vested Options
								116			116
Net Loss for period										(363,762)	(363,762)
Balance - December 31, 2006	5,550,166	785,658	240,000	30,000	139,000	69,500	124,371	-	(40)	(1,381,651)	(372,162)

Stock for interest, several @ $.01	2,060,000	20,600									20,600
Stock for services, several @ $.01	300,000	3,000									3,000
Net Loss for period										(310,999)	(310,999)
Balance - December 31, 2007	7,910,166	809,258	240,000	30,000	139,000	69,500	124,371	-	(40)	(1,692,650)	(659,561)

Stock for interest, several @ $.01 @3/31/08	200,000	2,000									2,000
Stock for interest, several @ $.01 @6/30/08	170,000	1,700									1,700
Stock for interest, several @ $.01 @9/30/08	640,000	6,400									6,400
Stock for interest, several @ $.01 @12/31/08	200,000	2,000									2,000
Stock for services, several @ $.01 @ 3/31/08	700,000	7,000									7,000
Stock for services, several @ $.01 @ 9/30/08	250,000	2,500									2,500
											-
03/12/08 Conversion of Class A &B to common by Directors Meeting, one for one	379,000	99,500	(240,000)	(30,000)	(139,000)	(69,500)					-
Net Loss for period										(205,597)	(205,597)
Balances - December 31, 2008	10,449,166	930,358	-	-	-	-	124,371	-	(40)	(1,898,247)	(843,558)

Net Loss for period										(148,848)	(148,848)
Balances - December 31, 2009	10,449,166	930,358	-	-	-	-	124,371	-	(40)	(2,047,095)	(992,406)

Stock for services, @ $.01 @ 12/13/10	25,000	250	-	-	-	-	-	-	-	-	250

Net loss for the period	-	-	-	-	-	-	-	-	-	(141,538)	(141,538)
Balances - Decmeber 31, 2010	10,474,166	930,608	-	-	-	-	124,371	-	(40)	(2,188,633)	(1,133,694)

Net loss for the period	-	-	-	-	-	-	-	-	-	(81,176)	(81,176)

Balances - June 30, 2011	10,474,166	930,608	-	$-	-	$-	$124,371	$-	$(40)	$(2,269,809)	$(1,214,870)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
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

Basis of Presentation - Development Stage Company

The Company has not earned significant revenues from limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification (ASC) 915. Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The condensed financial statements are presented on the accrual basis.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.  At June 30, 2011 and December 31, 2010, the Company had no balance in its allowance for doubtful accounts.

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
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

NOTE 1.	ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Advertising costs

Advertising costs are expensed as incurred.  The Company did not record any advertising costs during the three and six months ended June 30, 2011 and 2010.

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

Long-Lived Assets

In accordance with Financial Accounting Standards Board (FASB) ASC Nos. 350 and 360, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment.  If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update ("ASU") No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The adoption of ASU No. 2009-13 did not have any effect on its financial statements upon its required adoption on January 1, 2011.

There were various other accounting standards and interpretations issued, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

INTERNATIONAL PAINTBALL ASSOCIATION, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2011 and 2010
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

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from individuals and financial institutions.  By doing so, the Company hopes through the launch of marketing efforts, with a priority on web site development, logo branding development, and hiring operational management, to generate revenues from the operation of competition paintball arenas and sales of related products.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 3.                      NOTES PAYABLE.

At June 30, 2011 and December 31, 2010, the Company had $478,500 in outstanding notes payable to various individuals, unsecured, bearing interest at 6% to 9% per annum, due in full on term expiration, with all amounts at each date presently past due.  The Company incurred interest expense under the notes during three and six months ended June 30, 2011 and 2010 of $9,577, $19,050, $9,577 and $19,050 respectively. Accrued interest at June 30, 2011 and December 31, 2010 amounted to $144,115 and $125,065, respectively.

NOTE 4.                      NOTES PAYABLE, CONVERTIBLE – RELATED PARTY.

In April 2009, a related party that was owed $200,534 for accounts payable agreed to convert the amount owed to it into a Convertible Promissory Note.  The Convertible Promissory note is unsecured, has an interest rate of 6% and a due date of April 10, 2011.  The Convertible Promissory Note provides the holder with the right to convert part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $0.50 per share. At June 30, 2011 and December 31, 2010, $200,534 was outstanding.  During the three and six months ended June 30, 2011 and 2010 interest expense was $3,000, $5,967, $3,000 and $5,967, respectively. Accrued interest at June 30, 2011 and December 31, 2010 amounted to $26,734 and $20,767 respectively. On April 4, 2011 the term of the note was extended to April 10, 2012

NOTE 5.                      REVOLVING CREDIT LINE

From time to time a related party has advanced the Company funds for general working capital.  At June 30, 2011 and December 31, 2010 we owed that entity $83,277 and $61,199 respectively.  Accrued interest at June 30, 2011 amounted to $1,720. Interest expenses for the three and six months ended June 30, 2011 amount to $1,720. These advances were non-interest bearing and due on demand. On March 25, 2011 the Company converted the advances into a 8% revolving credit line up to a maximum of $500,000. The note is payable the earlier of March 25, 2014 of the date the Company receives financing of $1,500,000.

NOTE 6.                      STOCKHOLDERS' EQUITY.

Common stock

The Company has 100,000,000 shares of authorized common stock, no par value, with 10,474,166 and 10,474,166 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively with 200,000 shares in treasury at each date.

During the year ended December 31, 2010 the Company issued 25,000 shares of common stock valued at $250 ($.01 per share) to a Director for services.

Stock options

At June 30, 2011 and December 31, 2010, the Company had stock options outstanding as described below.

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

Employee stock options

The Company accounts for employee stock options under FASB ASC No. 718 - Compensation - Stock Compensation. Unless otherwise provided for, the Company covers option exercises by issuing new shares.  At the beginning of 2010 the Company had 5,000 options outstanding and exercisable. During the six months ended June 30, 2011 and the year ended December 31, 2010, no options were granted, exercised or cancelled, leaving a balance at June 30, 2011 and December 31, 2010 of 5,000 outstanding employee stock options.

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

NOTE 8.                      SUBSEQUENT EVENTS.

The Company evaluated events for subsequent events to be included in its June 30, 2011 financial statements herein, and has determined that there are no subsequent events that require disclosure.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2010.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We reported a net loss of $81,176 for the Second Quarter 2011 and we have incurred net losses of approximately $2.3 million since inception through June 30, 2011.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

Our activities to date have consisted of organizing our company, conducting an initial round of private financing to obtain "seed" capital and designing our business plan, including interviews with industry participants, visits to paintball field and retail facilities, evaluating website development firms, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment.  We have not engaged any of these vendors and do not intend to engage them until we have raised additional funds.  To date, we have funded our activities through debt, a good portion of which is presently past due, as well as through working capital advances from a related party.  In order to fully organize our company and continue to implement our business model, we will need to raise approximately $2,500,000.  Given the development stage nature of our company, we do not believe we will be able to raise the necessary capital until a market for our common stock has been established.  A market marker has filed an application for the quotation of our common stock on the OTC Bulletin Board and the application is presently in the review process.  We do not know when the application will be approved.  If this effort is successful, of which there are no assurances, we believe this will enable us to effectively move forward to obtain the necessary capital for the next phase of the implementation of our business.  Thereafter, we will seek to raise a total of $2,500,000 through the sale of our equity, convertible debt or a combination of equity and convertible debt.  While we reasonably believe we will be able to complete these steps, there are no assurances that we will be successful in ultimately raising the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations.

Results of Operations

We do not presently have any revenue generating operations.  Our general and administrative expenses primarily include legal and accounting fees and fees and costs of our transfer agent.  General and administrative expenses decreased 57% for the three months ended June 30, 2011 from the comparable period in 2010 and 7% for the Second Quarter 2011 from the Second Quarter 2010.  This decrease is primarily attributable to decreases in legal and accounting fees related to both our registration statement on Form 10 for which the review process was completed during the first quarter of 2011.  We expect that these expenses will decrease during the balance of 2011, as a result of the one-time nature of certain of these expenses, until such time as we are able to further implement our business plan.  At that time, we expect our general and administrative expenses will increase significantly, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expense represents a non-cash expense representing interest on third party notes payable in the principal amount of $478,500 which are presently past due, as well as interest on a related party convertible note payable in the principal amount of $200,534 which matures in April 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2011 we had a working capital deficit of $1,214,870 as compared to a working capital deficit of $1,133,694 at December 31, 2010.  Our current liabilities have increased approximately 7% at June 30, 2011 from December 31, 2010 as a result of increased in accounts payable and accrued liabilities and amounts due a related party.  In March 2011 we entered into a $500,000 revolving line of credit with J.H. Brech, LLC, a related party, which included the approximately $62,000 outstanding to it at that time as reflected on our December 31, 2010 balance sheet under accounts payable - related parties.  We drew an additional approximately $22,000 on that line during the Second Quarter 2011, and at June 30, 2011 we owed J.H. Brech, LLC $83,277 under this credit line.  Interest on amounts outstanding under this credit line is payable at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and any accrued but unpaid is due on March 24, 2014.  At our sole discretion, we can pay the interest in shares of our common stock.  The approximate 18% increase in accrued liabilities is primarily attributable to interest due under notes in the principal amount of $478,500 which are presently past due, together with interest due under a convertible note to a related party.

Net cash used by operating activities in the Second Quarter 2011 was $21,126 as compared to net cash used by operating activities of $31 in the Second Quarter of 2010.  During each of the Second Quarter 2011 and 2010, we primarily used cash to fund our operating loss, which was offset by increases in accounts payable and accrued expenses.

Net cash provided by financing activities in the Second Quarter 2011 represents additional advances.  We did not generate or  use any cash in financing activities during the Second Quarter 2011 nor did we generate or use any cash from  investing activities during either period.

Other than the revolving credit line with a related party, we do not have any external sources of working capital.  At June 30, 2011 we have $478,500 principal amount and $144,115 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.  At June 30, 2011 we also owe J.H. Brech, LLC, a related party, $200,534 principal amount under a convertible promissory note, together with accrued interest of $26,734.  This note matures in April 2012 and we do not presently have sufficient funds available to satisfy the obligation.

We do not currently have any revenue producing operations and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations.  As described elsewhere herein, we need to initially raise $1 million to fund the initial launch of our business plan, and thereafter an additional $1.5 million for our operating needs.  We do not have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the lack of a public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101	Interactive Data File *

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Paintball Association, Inc.

Date: August 11, 2011	By:	/s/ Brenda D. Webb
Brenda D. Webb
Chief Executive Officer